Form 10QSB
period 1996-05-31
NEVADA ENERGY COMPANY INC
filed 1996-07-16
CIK 712803

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________  to _____________

Commission file number: 0-14873

                           NEVADA ENERGY COMPANY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     84-0897771
     -------------------------------                  ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)



                    401 EAST FOURTH STREET, RENO, NEVADA 89512
                    -------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)

                                   (702) 786-7979
                                  ---------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     There were 8,960,866 shares of the registrant's Class A Common Stock, $.001 par value, outstanding as of July 9, 1996.

                           NEVADA ENERGY COMPANY, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                          PAGE NUMBER
- ------------------------------                        --------------
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets  -
     May 31, 1996 and February 28, 1996                     3 - 4

Consolidated Statements of Operations -
     for the three months ended May 31, 1996
     and the three months ended May 31, 1995                  5

Consolidated Statements of Shareholders' Equity -
     for the year ended February 28, 1995 and the
     three months ended May 31, 1996                          6

Consolidated Statements of Cash Flows -
     for the three months ended May 31, 1996
     and the three months ended May 31, 1995                  7

Notes to Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     20

PART II. OTHER INFORMATION
- ----------------------------
Item 1. Legal Proceedings.                                   26

Item 4. Submission of Matters to a Vote of
          Security Holders.                                  26

Item 5. Other Information.                                   27

Item 6. Exhibits and Reports on Form 8-K.                    33

                           NEVADA ENERGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                       MAY 31, 1996 and FEBRUARY 29, 1996


                                     ASSETS


                                                  MAY 31, 1996     FEBRUARY 29
                                                   (Unaudited)         1996
                                                  ------------     -----------
CURRENT ASSETS:
 Cash                                            $     106,614    $    132,243
 Receivables                                           192,303         137,274
 Inventory                                              47,512          35,375
 Deposits and prepaid expenses                          74,043         119,375
                                                  ------------     -----------
    Total Current Assets                               420,472         424,267
                                                  ------------     -----------


PROPERTY AND EQUIPMENT, at cost (Note 1):
 Furniture, equipment and vehicles                     229,580         229,580
 Building                                              253,156         253,156
 Power generation equipment                          1,082,372       1,087,607
 Idle power generation equipment
  (Net of obsolescence of $2,648,032)                5,110,503       5,226,063
 Land                                                   70,000          70,000
                                                  ------------     -----------
                                                     6,745,611       6,866,406
 Less - Accumulated depreciation
  and amortization                                    (353,221)       (336,277)
                                                  ------------     ------------
    Net Property and Equipment                       6,392,390       6,530,129
                                                  ------------     ------------


OTHER ASSETS (Note 2):
 Investments in partnerships                             2,975           3,227
 Investments in subsidiaries                           511,835          24,546
 Deposits (Note 4)                                      20,000
 Power Purchase Agreements, net of Amortization         47,658          48,288
 Organization Expense, net of amortization               1,043           1,102
                                                  ------------     -----------
                                                       583,511          77,163
                                                  ------------     -----------
 TOTAL ASSETS                                    $   7,396,374    $  7,031,559
                                                  ------------     -----------
                                                  ------------     -----------


       (The accompanying notes are an integral part of these statements.)

                           CONSOLIDATED BALANCE SHEETS
                                       AT
                       MAY 31, 1996 and FEBRUARY 29, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  MAY 31, 1996     FEBRUARY 29
                                                   (Unaudited)         1996
                                                  ------------     -----------
CURRENT LIABILITIES:
 Accounts payable                                $     263,122    $    187,455
 Short-term borrowings (Note 3)                         29,704          42,041
 Payable to related party                               37,965          37,965
 Accrued payroll                                        74,344          60,294
 Other liabilities                                      66,923          65,047
 Liabilities subject to compromise (Note 1)             24,293          43,207
                                                  ------------     -----------
        Total Current Liabilities                      496,350         436,009
                                                  ------------     -----------
NON-CURRENT LIABILITIES
 Mortgage Payable (Note 3)                               7,926          15,688
                                                  ------------     -----------
        Total Non-Current Liabilities                    7,926          15,688
                                                  ------------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)         -               -
        Total Liabilities                              504,276         451,697
                                                  ------------     -----------
MINORITY INTEREST IN SUBSIDIARY (Note 2)               661,983         698,430
                                                  ------------     -----------
SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 6 and 7):
 Preferred stock, $.001 Par Value,
  Authorized 2,000,000 shares;
    Issued and outstanding -
        Series A - 1,960,745 shares at May 31, 1996,
         none at February 29, 1996                       1,961          -
        Series B - 5 shares at May 31, 1996,
         none at February 29, 1996                      -               -
 Class A Common Stock, $.001 par value,
  Authorized 25,000,000 shares;
    Issued and outstanding 6,960,866 shares at
     May 31, 1996 and 8,808,485 shares at
     February 29,1996                                    8,961           8,808
 Class B Common Stock, $.001 Par Value,
  Authorized 25,000,000 shares;
    Issued and outstanding 4,437,473 shares at
     May 31, 1996 and 4,437,473 shares at
     February 29, 1996                                   4,437           4,437
 Additional paid-in capital                         16,359,478      11,528,754
 Series A - note receivable                         (4,241,170)         -
 Accumulated deficit                                (5,894,452)     (5,651,466)
 Treasury stock - Class A, 16,785 shares at
  May 31, 1996 and 16,785 shares at
  February 29, 1996                                     (9,101)         (9,101)
                                                  ------------     -----------
        Total Shareholders' Equity                   6,230,114       5,881,432
                                                  ------------     -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   7,396,374    $  7,031,559
                                                  ------------     -----------
                                                  ------------     -----------


       (The accompanying notes are an integral part of these statements.)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                           MAY 31, 1995 AND MAY 31, 1996


                                                      MAY 31          MAY 31
                                                       1996            1995
                                                    -----------    -----------
REVENUES:
 Energy Sales                                      $     67,946   $    259,941
 Printing and Business Supply Sales                     303,083        249,418
                                                    -----------    -----------
        Total Revenues                                  371,029        509,359
                                                    -----------    -----------
COSTS AND EXPENSES:
 Cost of Sales                                          198,627        153,639
 Cost of Operations                                      79,044        180,395
 Depreciation and Amortization (Note 1)                  16,724         16,414
 Provision for obsolescence (Note 1)                    115,560         94,810
 Professional Fees                                      107,844        113,335
 General and Administrative                             131,440        127,682
                                                    -----------    -----------
        Total Costs and Expenses                        649,239        686,275
                                                    -----------    -----------

OTHER INCOME AND (EXPENSES):
 Interest Income                                            161            453
 Other Income                                               996          4,135
 Gain on disposition of assets (Note 2)                   -            585,511
 Interest Expense                                        (2,179)        (3,837)
 Minority Interests (Notes 1 and 2)                      36,446        (15,202)
                                                    -----------    -----------
        Total other income and (expense)                 35,424        571,060
                                                    -----------    -----------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM               (242,786)       394,143

   PROVISION FOR INCOME TAXES (Note 3)                      200        (13,867)
                                                    -----------    -----------
NET INCOME (LOSS)                                  $   (242,986)  $    408,010
                                                    -----------    -----------
                                                    -----------    -----------
NET INCOME (LOSS) PER SHARE (Notes 1 and 5)        $      (0.03)  $       0.05
                                                    -----------    -----------
                                                    -----------    -----------


      (The accompanying notes are an integral part of these statements.)

                         NEVADA ENERGY COMPANY, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED FEBRUARY 29, 1996 AND THREE MONTHS ENDED MAY 31, 1996




                                                           CLASS A COMMON                  CLASS B COMMON
                                               -------------------------------------    --------------------
                                                 NUMBER                                   NUMBER
                                                   OF                                       OF
                                                 SHARES      AMOUNT      SUBSCRIBED       SHARES     AMOUNT
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 28, 1995                   7,509,481   $   7,509   $     250,000    4,024,918  $   4,025

  Shares issued for Cash (Note 6)                333,333         333        (250,000)      -           -

  Shares issued for Services (Note 6)            145,842         146          -            -           -

  Stock dividends at market value (Note 6)       819,829         820          -           412,555        412
  Transfer of surplus for stock dividend

  Net (Loss) for the Year
   Ended February 28, 1995
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 29, 1996                   8,808,485       8,808          -         4,437,473      4,437

  Shares issued for cash (Note 6)                152,381         153          -             -           -

  Shares issued for a note (Note 6)                                           -             -           -
  Expenses related to issuance                                                -             -           -

  Cash received on note

  Net (Loss) for the quarter
   Ended May 31, 1996
                                               ---------    --------    ------------    ---------   --------
BALANCES, May 31, 1996                         8,960,866   $   8,961          -         4,437,473  $   4,437
                                               ---------    --------    ------------    ---------   --------
                                               ---------    --------    ------------    ---------   --------

                                                                       PREFERRED STOCK
                                               -------------------------------------------------------------
                                                             SERIES A                          SERIES B
                                               -------------------------------------    --------------------
                                                 NUMBER                                   NUMBER
                                                   OF                       NOTE            OF
                                                 SHARES      AMOUNT      RECEIVABLE       SHARES     AMOUNT
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 28, 1995                       -        $  -         $   -               -      $   -

  Shares issued for Cash (Note 6)                  -           -             -               -          -

  Shares issued for Services (Note 6)              -           -             -               -          -

  Stock dividends at market value (Note 6)         -           -             -               -          -
  Transfer of surplus for stock dividend

  Net (Loss) for the Year
   Ended February 28, 1995
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 29, 1996                       -           -             -               -          -

  Shares issued for cash (Note 6)                              -             -                  5       -

  Shares issued for a note (Note 6)            1,960,745      1,961     (4,899,988)
  Expenses related to issuance

  Cash received on note                                                    658,818

  Net (Loss) for the quarter
   Ended May 31, 1996
                                               ---------    --------    ------------    ---------   --------
BALANCES, May 31, 1996                         1,960,745   $   1,961    (4,241,170)             5       -
                                               ---------    --------    ------------    ---------   --------
                                               ---------    --------    ------------    ---------   --------


                                                  PAID-IN      ACCUMULATED      TREASURY     SHAREHOLDERS'
                                                  CAPITAL        DEFICIT          STOCK         EQUITY
                                               -------------  -------------    -----------   ------------
BALANCES - FEBRUARY 28, 1995                   $ 11,214,439    $(5,022,828)    $  (8,853)     $ 6,444,292

  Shares issued for Cash (Note 6)                   247,331         -                -             (2,836)

  Shares issued for Services (Note 6)                66,216         -                -             68,362

  Stock dividends at market value (Note 6)          802,321        803,553          (248)            (248)
  Transfer of surplus for stock dividend           (803,553)      (803,553)          -               -
  Net (Loss) for the Year
   Ended February 28, 1995                                        (628,636)          -           (628,636)
                                               -------------  --------------   ------------   ------------
BALANCES - FEBRUARY 29, 1996                     11,528,754     (5,651,466)       (9,101)       5,861,432

  Shares issued for cash (Note 6)                    97,660         -               -              98,013

  Shares issued for a note (Note 6)               4,896,027         -               -                -
  Expenses related to issuance                     (165,163)                                     (165,163)

  Cash received on note                                                                           658,818

  Net (Loss) for the quarter
   Ended May 31, 1996                                             (242,986)                      (242,986)
                                               -------------  --------------   ------------   --------------
BALANCES, May 31, 1996                         $ 16,359,478    $(5,894,452)      $ (9,101)    $ 6,230,114
                                               -------------  --------------   ------------   --------------
                                               -------------  --------------   ------------   --------------

         (The accompanying notes are an integral part of these statements.)

                          STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                                ENDED MAY 31, 1996 AND MAY 31, 1995

                                                      MAY 31            MAY 31
                                                       1996              1995
                                                  -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $ (242,986)       $ 408,010
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities -
      Depreciation and Amortization (Note 1)            16,724           16,414
      Provision for Obsolescence (Note 1)              115,560           94,510
      Minority Interest in Subsidiary Profit
        (Loss)                                         (36,466)          15,202
      Stock issued to Directors/Officers/Employee        -               68,382
      Changes in assets and liabilities -
        Decrease (Increase) in Receivables             (55,931)        (563,935)
        Decrease (Increase) in Receivable from
          related party                                  -               37,500
        Decrease (Increase) in Inventories             (12,137)           5,339
        Decrease (Increase) in Deposits and
          Prepaids                                      38,755           45,588
        Increase (Decrease) in Accounts Payable         75,667          (34,292)
        Increase (Decrease) in Payable to
          related party                                  -                1,715
        Increase (Decrease) in Other Liabilities         1,876          (27,909)
        Increase (Decrease) in Liabilities
          subject to compromise                        (17,885)         (13,388)
                                                    -------------     ------------

  Net cash used in operating activities                (11,826)          53,418
                                                    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on print equipment                           (20,000)            -
  Investment in Subsidiaries                          (492,290)            -
  (Advances) to and Repayments from Partnerships           252          (10,049)
                                                    -------------     ------------
    Net cash provided by investing activities         (512,038)         (10,049)
                                                    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on financing                    (17,128)             -
  Net proceeds from cash sales of common and
    preferred stock                                    591,655              -
  Repayment of Long-Term Debt                           (7,762)          (4,095)
  Minority interest                                     36,465          (15,202)
                                                    ------------      ------------
    Net cash used in financing activities              603,230          (19,297)
                                                    ------------      ------------

NET INCREASE (DECREASE) IN CASH                        (25,631)          24,072
CASH AT BEGINNING OF PERIOD                            132,245           37,885
                                                    -----------       ------------
CASH AT END OF PERIOD                               $  106,614        $  61,957
                                                    ------------      ------------
                                                    ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION (Note 11):
Cash expenditures during the nine months for -
  Interest                                          $    2,179            3,837
  Taxes, including taxes paid through payments
    on liabilities subject to compromise of
    $18,915 in 1996 and $13,386 in 1995                 20,925           13,519

         (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies:

          PRINCIPLES OF CONSOLIDATION:

               The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Combustion Energy Company, Inc. ("CEC"), a Nevada corporation and Yerington Acquisition Company, Inc. a Nevada corporation and its majority owned subsidiary San Jacinto Power Company, a Nevada corporation (See Note
          2). On November 30, 1994, the Company's wholly owned subsidiary CEC completed a merger with Herth Printing and Business Supplies, Inc. ("HPBS" - see notes 2 and 5). This acquisition has been treated as a pooling of interests and the financial statements presented herein reflect the combined results of the pooled businesses. All significant intercompany accounts and trans-actions have been eliminated in consolidation.

          ORGANIZATION AND OPERATIONS:

               Nevada Energy Company, Inc. ("the Company") was organized on December 2, 1982, and incorporated under the laws of Delaware on December 20, 1982, under the name Munson Geothermal, Inc. Pursuant to an action of the Board of Directors, the Company's name was changed to Nevada Energy Company, Inc. on December 3, 1990. The Company is primarily engaged in the development, financing, construction and operation of geothermal, wind and biomass energy resources which are used primarily to generate electric power. The Company also operates a custom printing and catalogue based retail office supply business.

          POWER GENERATION EQUIPMENT:

               Power generation equipment is carried at cost and consists of 64 wind turbine generators operated in California by San Jacinto Power.

          IDLE POWER GENERATION EQUIPMENT:

               Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output valued at $2,447,933 and the relocated Raft River Power Plant valued at of $2,662,570 and estimated to be capable of up to 7,200 KW of output. Total net book value of these assets is $5,110,503. A recent appraisal (May 1996) of these assets determined the fair market value to be $5.7 million.

          LAND AND BUILDINGS

               Included in the assets of HPBS (see above) was a ten thousand eight hundred (10,800) square foot building containing office space, print shop and warehouse space with a historical cost of $253,156 and approximately 0.77 acres of fee land with a book value of $70,000.

          DEPRECIATION AND AMORTIZATION:

               The Company provides for depreciation of buildings, furniture and field equipment utilizing straight-line and accelerated methods over the useful lives of three to twenty-one years beginning when assets are placed in service. Costs of power generation equipment represents 64 wind turbines together with related infrastructure, in use by the Company's majority owned subsidiary San Jacinto Power, which have been recorded at acquisition cost and are being depreciated over the remaining 21 year life of the related Power Purchase Agreement acquired in the same transaction. The HPBS vehicles, equipment and building are recorded at acquired book value and are being depreciated over their remaining useful lives. The Power Purchase Agreement was valued at $52,500, its estimated value when acquired, and it is being amortized on a straight line basis over the then remaining 21 years of contract life.

          PROVISIONS FOR OBSOLESCENCE:

               Idle geothermal power generation equipment was adjusted to the lower of cost or appraisal value at February 29, 1992. Subsequently, provisions for obsolescence have been provided based on remaining economic life estimated to be eighteen years at that time. Based on the May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Raft River power plant reducing its net book value at that time to the appraised value of $2.7 million. The remaining useful life was also reduced by approximately 3 years and current provisions for obsolescence adjusted accordingly.

          NET INCOME (LOSS) PER COMMON SHARE:

               The net income (loss) per common share is computed based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Class A shares issued in conjunction with the merger of HPBS and CEC (See Notes 1 and 5) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 8,859,279 in the three months ended May 31, 1996 and 8,277,376 in the three months ended May 31, 1995.

               Shares issuable upon exercise of warrants or options are excluded from the computation since the effect of their inclusion would be antidilutive as the exercise price is in excess of the average market price during the applicable periods. Shares of Class B Common Stock are excluded from the computation since Class B shareholders do not participate in the earnings of the Company. Shares issued in the Smith acquisition, but held in escrow between the date issued, December 15, 1993 and the date of completion of the acquisition, June 24, 1994, were not included in the computation of loss per share during the period they were held in escrow.

          BUSINESS SEGMENT INFORMATION

               The Company currently classifies its business activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in the quarters ending May 31, 1996 and 1995 are as follows (amounts in thousands):

                                      ELECTRIC    PRINTING
                                       POWER     AND OFFICE
($000)                               PRODUCTION   SUPPLIES   CONSOLIDATED
- -------                             -----------  ----------  ------------
QUARTER ENDING MAY 31, 1996
Sales                                * $    68    $   303      $  371
Operating Income (Loss)                   (283)        40        (243)
Gain on disposition of assets              586          -         586
Identifiable assets                 **   6,967        429       7,396
Depreciation/amortization                   13          4          17
Provision for obsolescence                 116          -         116
Capital expenditures                         -          -           -

($000)
- -------
QUARTER ENDING MAY 31, 1995
Sales                                * $   260    $   249      $  509
Operating Income (Loss)                   (203)        25        (178)
Extraordinary Item                         586          -         586
Identifiable assets                 **   7,625        495       8,120
Depreciation/amortization                   13          3          16
Provision for obsolescence                  95          -          95
Capital expenditures                         -          -           -

     Intra-segment transactions, which are not material, have been eliminated.

     * Substantially all revenues from the electric power production were generated from sales to Southern California Edison Company (SCE) under a Power Purchase Agreement, which will expire in 2015. Pursuant to the agreement, SCE will purchase all electricity generated by the Company's wind system at the price computed based on the forecast of annual as-available capacity and a standard rate approved by the Public Commission of the State of California. The Company's 1996 revenue from SCE of approximately $68,000 represented 18% of the total revenue of the Company in 1996. In 1995 the revenue from SCE of approximately $260,000 represented 51% of total revenue of the Company in 1995.

     ** Includes $5,110,503 of net idle power generation equipment in 1996 and $5,593,780 of net idle power generation equipment in 1995.

NOTE 2 - Investments in Partnerships and Consolidated Subsidiaries:

          COMBUSTION ENERGY COMPANY, INC.

               Combustion Energy Company, Inc., a Nevada corporation, ("CEC") was formed on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners (see below). CEC's assets consist of its one percent (1%) partnership interest in Oreana Power Partners, currently valued at $925 based on its initial cash investment less accumulated losses, and its ownership of the assets of HPBS (See notes 1 and 5).

          COMBUSTION ENERGY COMPANY MERGER WITH HERTH PRINTING

               On November 30, 1994 the Board of Directors of the Company and the shareholders of Herth Printing and Business Supplies, Inc. approved the merger of NEC's subsidiary CEC with HPBS which resulted in HPBS becoming a wholly-owned subsidiary of NEC. Under the terms of the agreement, HPBS share holders received 641,784 shares if the Company's class A common stock in exchange for all of the outstanding shares of HPBS. HPBS was established in 1983 as a sole proprietorship in the printing and retail catalogue office supply business. The proprietors incorporated the business on November 1, 1994.

               The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented. Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):

          Three months ended
          May 31, 1996
          (UNAUDITED)
                                                 NEC        HPBS       Combined
                                                -----      -------    ---------
          Net revenues                       S    67.9     $  303.1   $   371.0
          Net income (loss)                  $  (282.9)    $   39.9   $  (243.0)

          Three months ended
          May 31, 1995
          (UNAUDITED)
                                                 NEC        HPBS      Combined
                                                -----      -------    ---------
          Net revenues                      $   260.0     $  249.4    $   509.4
          Gain on asset sales                   585.5        -        $   585.5
          Net income (loss)                 $   383.0     $   25.0    $   408.0


          The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no adjustments which impacted net income. Intercompany transactions between the two companies, which were not material, have been eliminated.

          There have been no significant costs of combing the operations of the two companies. The Company relocated its headquarters to the building owned by HPBS in the quarter ending May 31, 1996. The cost of relocating was nominal.

          SAN JACINTO POWER COMPANY

          San Jacinto Power Corporation, a Nevada Corporation, ("SJPC") was formed on December 15, 1993. Under the terms of an "Escrow Agreement" dated December 15, 1993, the Company contributed 222,267 shares of its Class A Common Stock, valued at $222,267, based on 50% of market price at the time of issue due to resale restrictions imposed pursuant to Rule 144, and total cash of $275,055 in exchange for its 50.01% ownership interest in SJPC.

          Also under the terms of the Escrow Agreement, on December 15, 1993, the New World Power Corporation ("New World") contributed 48,000 shares of its Common Stock, with market value of $500,000 at time of issue, to SJPC. On February 10, 1994, New World contributed cash of $149,970 to SJPC and delivered a balance of cash of $124,975 on March 8, 1994. New World's contribution of Common Stock and cash of $274,945 to SJPC are in exchange for its 49.99% ownership interest in SJPC. The shares of Class A Common Stock contributed to SJPC by the Company and the Common Stock of New World are collectively referred to herein as the "Shares". The number of shares to be issued by the Company and New World were established in an Asset Purchase Agreement dated July 1, 1993 with no adjustment required due to stock price variations to date of issue. The Escrow Agreement provides for the shares of the Company and New World to be held for a two year period from December 15, 1993, prior to distribution to the sellers. During the two year period, certain costs arising in connection with the purchase transaction could result in the number of shares finally transferred to the seller being reduced. Such costs include unassessed claims for property taxes, prior environmental infractions, prior BLM assessments, limited partner claims and other contingent costs to be assessed against the sellers. Distribution of the shares was completed by July 9, 1996 with no increase or adjustment to the number of shares.

          The Company and New World subsequently engaged in negotiations to acquire the operating assets of Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith which are known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships (collectively "Triad"). Smith and Triad were operating a wind turbine energy park in North Palm Springs, California. Energy sales were pursuant to a long-term contract with Southern California Edison Company.
     A total of 77 wind turbines were available for operations, together with associated infrastructure, additional turbine sites, turbine towers, parts and service equipment and a long-term land lease with the BLM (collectively, the "Assets").

          SJPC was formed for the purpose of acquiring, holding and operating the Assets to be acquired from Smith and Triad. The acquisition of the Smith/Triad assets by SJPC was completed and effective on June 24, 1994. The purchase price was equal to the agreed value of the shares plus assumed liabilities totalling approximately $293,957 for long-term secured debt and certain delinquent property taxes and totaled $1,038,029.

          The total cost was allocated based on managements estimate of fair market value of assets acquired, except for prepaid BLM rent which was valued at cost, as follows:

               Field Equipment             $    21,177
               Prepaid BLM Rent                 46,892
               Power Sales Contract             52,500
               Power Generation Equipment      917,460
                                           ------------
                                 Total     $ 1,038,029
                                           ============

          SJPC also entered into a non-competition agreement with the former owner/general partner of Smith which provided for payment of $15,000 month for two years and a non-competition period of two years to begin at the closing date of June 24, 1994. All payments under this agreement had been made as of July 9, 1996.

          MT. APO CORPORATION

          Mount Apo Corporation, a Nevada corporation ("MAC") was formed on May 9, 1994. MAC is a joint venture of NEC and Geothermal Development Associates and was formed for the purpose of submitting a competitive bid on a 40 MWe geothermal project in the Philippines. The bid was unsuccessful. The Company's investment in MAC is carried at cost of $633. MAC is inactive at this time.

          BRADY GEO PARK POWER PROJECT, 1986, LTD.

          The Company's investment in Brady Geo Park Power Project, 1986, Ltd., including note and related interest receivable and advances for property taxes were written down to a combined book value substantially equal to the appraised value of the Ormat energy converter interests held by the partnership. The Company has classified this asset as Power Generation Equipment in the accompanying balance sheets.

          NEVADA ENERGY PARTNERS - 1

          In February 1991, the Company received a 60% interest as a limited partner in Nevada Energy Partners 1, a Nevada limited partnership (NEP-
     1LP), which holds a 31.66% interest in the equity of Nevada Geothermal Power Partners ("NGPP"). NGPP is a Nevada limited partnership whose general partners are Hot Springs Power Company and NEP-1LP. The Company issued a total of 3,476,875 shares of Class B common shares for this interest. An additional 749,289 shares have been issued to NEP-1LP in conjunction with the Company's 5% stock dividends made in July and October 1994 and January and April 1995. Class B common shares have full voting rights, but have no cash dividend participation.

          The Company's interest in NEP-1LP is valued at $3,080 based on the par value of the shares issued, less amounts recorded as treasury stock due to the Company's effective ownership of 60% of the Class B shares held by NEP-1LP, plus subsequent cash investments, less estimated partnership losses.

          As a general partner of NGPP, NEP-1LP will be entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees. BPP is a Nevada general partnership whose general partners are NGPP and ESIBH Limited Partnership, a Delaware limited partnership. The Company is entitled to receive sixty percent (60%) of NEP-1LP's distributable cash flow. There has been no cash from operations available for distribution through May 31, 1996.

          On May 8, 1995, NGPP sold its 50% interest in the Brady Power Project for approximately $5.5 million dollars in full settlement of litigation between NGPP and ESIBH. The Company expected to receive approximately $585,511 as its share of the distribution of the sale proceeds and this amount was included in gain on disposition of assets in the quarter ended May 31, 1995. Actual proceeds received were $508,018 with the balance of $77,493 being determined to be uncollectible and written off as a bad debt in the year ended February 29, 1996.

          OREANA POWER PARTNERS

          Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $292 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the quarter ending May 31, 1996.

YERINGTON ACQUISITION COMPANY, INC.:

          Yerington Acquisition Company, Inc., a Nevada corporation ("YAC"), was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. At May 31, 1996, the acquisition was still pending. In December 1995, the Company transferred all of its right title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC.

CENTRAL COMMUNICATIONS CORPORATION:

          Central Communications Corporation, a Nevada corporation ("CCC"), was formed for the purpose of acquiring interests in the telecommunications business. On May 21, 1996, the Company announced that it had signed a binding letter of intent to acquire, through CCC, all of the outstanding shares of Telecom Technologies, Inc. an Oregon corporation ("TTI"), and certain other related assets. The terms of the acquisition provide for the payment of $500,000 in cash and issuance of 2,000,000 Class A common shares. The Company advanced to CCC $492,000 in cash in the quarter ended May 31, 1996 in anticipation of the completion of the acquisition. The acquisition was completed on June 21, 1996.

NOTE 3 - Short-Term Borrowings:

          The following summarizes short-term borrowings at May 31, 1996:

                  Mortgage note-current    $ 29,704
                                           ========

          There is a mortgage in the amount of $35,630 secured by the land and building acquired by CEC in its merger with HPBS (See Note

     1). The current portion is $29,704 and monthly installments are $2,718 with interest at 10% per annum.

NOTE 4 - Commitments and Contingencies

          The Company's wholly owned subsidiary CEC, has entered into a two year employment agreement with the former owner commencing November 30, 1994 which provides for annual compensation of $35,468 plus commissions.

          On May 3, 1996 CEC entered into an agreement to purchase a high speed printing press at a purchase price of $300,400. A cash down payment of $20,000 was made, which is classified as long-term deposit in the financial statements. The balance is to be financed over an eight (8) year period at 9.75% (adjustable in accord with changes in the prime lending rate) with monthly payments of $4,218. The equipment was delivered in May 1995, but was not accepted until it became operational in June 1996. The financing was not guaranteed by the Company.

NOTE 5 - Preferred Stock:

          On December 14, 1985, the stockholders of the Company authorized the creation of 2,000,000 shares of $1.00 par value preferred stock. The board of directors has the authority to issue the stock in series and to determine all terms and preferences for each individual series. At the annual meeting, the Company's shareholders approved an amendment of the Company's certificate of incorporation reducing the par value of the preferred stock to $.001 per share.

          On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,745 Series A preferred shares at $2.50 per share to Golden Chance Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series A preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of Series A preferred shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A preferred share are equal to all classes of common stock.
     The Company accepted a note in the amount of $4,899,988 payable over a one year period as consideration for issuance of the Series A preferred shares. Shares are to be held in escrow until payment is received. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B preferred shares at $2.50 per share to directors of the Company. Terms of the Series B preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series B preferred shares have a right to convert to the Company's class A common shares. Liquidation preference rights of Series B preferred shares are limited to the par value of $.001 per outstanding share. Holders of Series B preferred shares have the right to appoint a temporary director in the event that Golden

     Chance defaults in the payment of the first $500,000 on its purchase of Series A preferred shares. Payments for a total of $658,818 (included is the $500,000 which extinguishes the Series B right described above) for the Series A preferred shares had been received as of May 31, 1996 and $1,004,433 had been received by July 9, 1996.

          At May 31, 1996, there were 1,960,745 Series A and 5 Series B preferred shares issued and outstanding.

NOTE 6 - Class A and Class B Common Stock:

          In the year ended February 29, 1996, 333,333 shares of Class A common stock were issued for cash in the amount of $250,000 and 145,842 hares of Class A common stock were issued for services valued at $68,216, including 106,670 shares issued to directors in lieu of cash for annual fees and 39,172 shares issued to officers and an employee as bonuses.

          In the year ended February 29, 1996, stock dividends of 5% on Class A and Class B common stock were declared for shareholders of record as of April 20, 1995 and July 31, 1995. The aggregate shares issued were 819,829 Class A and 412,555 Class B.

          In the quarter ended May 31, 1996, 152,381 shares of Class A common stock were issued for cash in the amount of $98,000.

          Each share of Class B common stock is entitled to all of the rights and privileges pertaining to Class A common stock without any limitations, prohibitions, restrictions or qualifications except that each share of such Class B common stock shall not be entitled to receive any cash dividends declared and paid by the corporation and shall be entitled to share in the distribution of assets of the corporation upon liquidation or dissolution, either partial or final.

NOTE 7 -  Stock Option Plans:

          On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001, and no options have been exercised through May 31, 1996.

          On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through May 31, 1996.

          On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through May 31, 1996.

          On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 shares of the Company's Class A common stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through May 31, 1996.

          On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318 . The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible Participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. During 1995, 500,000 shares were exercised at a price of $1.75 per share and there were no options outstanding as of May 31, 1996 under this Plan.

NOTE 8 - Income Taxes:

          The Company adopted FASB 109 in the fiscal year 1994. Due to uncertainty of realization in light of the Company's continuing operating losses, no deferred tax asset or liability has been recorded in the financial statements because the Company has assessed a valuation account to the full extent of its potential deferred tax asset. The following is a summary of the potential deferred tax asset and the valuation allowance:

          Property and equipment due to differences in
               depreciation and reserve for obsolescence    $    809,795
               Net operating loss carry forward                1,746,946
                                                            ------------
               Total deferred tax asset                        2,556,741
               Valuation allowance                            (2,556,741)
                                                            ------------
               Net deferred tax asset                       $     -
                                                             ===========

          During the quarter ending May 31, 1996, the Company's potential deferred tax asset has increased by $85,045 and the valuation account has been increased accordingly.

          No provision for Federal income taxes was recorded during the quarter ended May 31, 1996 or the quarter ended May 31, 1995 due to the accumulated net losses of the Company. Income taxes included in the financial statements represent California state income taxes on the net income of San Jacinto Power Company, the Company's majority owned consolidated subsidiary.

          As of May 31, 1996 the Company had federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $5,249,763 which expire in 2006 through 2010.

NOTE 9 - Supplemental Noncash Investing and Financing Activities:

          During the three months ended May 31, 1995, 145,842 shares of Class A Common Stock were issued for compensation of $68,362 to certain officers, directors and an employee earned in fiscal 1995.







                (Remainder this of page intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    LIQUIDITY

     As of May 31, 1996, the Company had $420,472 in current assets. Cash of $106,614 (including $10,058 held by its majority owned subsidiary) was available for on-going operations. The Company also held a note for the purchase of Series A preferred shares with a remaining balance of $4,241,170 collectible over an eleven month period.

     Cash used by operating activities in the three months ended May 31, 1996 was $25,631. The after-tax loss from operations was $243,986 which included $16,724 of non-cash charges for depreciation and $115,560 for obsolescence on idle equipment. Investing activities used $512,038 in cash in during the period ending May 31, 1996, including expenditures of $20,000 for a deposit on equipment purchases and $492,290 advanced to a subsidiary in anticipation of the acquisition of a telecommunications business. Cash flows from financing activities in the quarter ended May 31, 1996 came from sales of preferred and common shares and generated $603,230 in net cash.

     Cash provided by operating activities in the three months ended May 31, 1995 was $24,072. The after-tax income from operations was $408,010, which included $16,414 of non-cash charges for depreciation and $94,810 for obsolescence on idle equipment. Investing activities used $10,049 in cash during the quarter ending May 31, 1995, including investments in partnerships which were $10,049. Cash flows from financing activities in the quarter ended May 31, 1995 used $19,297 in cash repayment of long-term debt and returns to the minority holder in SJPC.

     To date, the Company has enjoyed liquidity from receipt of management fees, dividend income (from the Company's majority owned subsidiary San Jacinto Power Company), litigation recoveries and through the sale of shares of Preferred stock and Class A Common Stock. Most recently, the completion of financing obtained through the sale of 1,960,745 Series A Preferred shares and 152,381 Class A Common shares has provided the Company with commitments for financing believed to be adequate for continuing operations.

     In the quarter ending May 31, 1995 the disposition of the Brady Power Project asset, which had not generated any of the long-term cash flow expected, provided the Company with needed operating funds.

     The majority of ongoing expenses for the Company have been incurred in initiating acquisitions, development of future business, professional fees and operating overhead.

                                CAPITAL RESOURCES

     The Company has an asset base which includes idle electric power generating units (currently not in service and with a net book value of $5,110,503), unencumbered by debt, which the Company is taking all requisite action to deploy into operational service in the near term through acquisition and deployment in one or more projects, (See Plan of Operations,
 Deployment of Idle Equipment).

     The Company has obtained independent appraisal of its idle power generating equipment by qualified engineering firms and valuation by independent utility appraisal specialists which confirm that the Company's idle power generating assets remain unimpaired and suitable for deployment and/or sale.

     To that end, the Company had previously attempted to consummate sale through the execution of a non-binding letter of intent for the sale of all Ormat power generating turbines, together with associated equipment and right to purchase a geothermal power facility to Pollution Control International ("PCI"). The PCI agreement then provided for the Company to receive cash and securities in excess of the equipment's net book value in excess of $4.5 million dollars. However, due to the complexities of attempting to assign rights to acquire a geothermal power facility in conjunction with the proposed sale of the Ormat units, the transaction was terminated.

     Based upon the foregoing, the incumbent Board of Directors have now adopted a strategy whereupon the Company will seek to deploy the idle power generating assets into existing power plant operations and operate the facilities thereafter utilizing Company owned power plant assets. Alternatively, the Company will seek the sale, merger or public offering "spin-off" of these assets once made operational in order to fully maximize shareholder values. This determination was made after reviewing past difficulties of management in capitalizing on business opportunities developed by management under the direction of the prior Board of Directors. These opportunities include geothermal power facilities known as Tads Geothermal, Inc., and certain other facilities under review (governed under confidentiality agreements) executed by the Company, (See Plan of Operations, Deployment of Idle Equipment).

     Historically, the Company has conducted its business affairs as a development stage enterprise which has been subject to all of the risks inherent to establishing new lines of business. To date, all such development has been financed through the sales of assets, equity financing, litigation recoveries, non-recurring development fees received from partnership interests and management fees. The Company has limited operations through its interests in operating subsidiaries.

     The Company will require substantial amounts of capital to meet its goal of acquiring, developing, constructing and operating a portfolio of power plant(s). There are presently commitments for any such financing. Further, the Company may seek to raise additional funds through the sales of debt and/or equity, asset sales, bank borrowings or other collaborative arrangements with corporate partner(s) or other sources.

     In the event insufficient funding does occur as a result of the Company's planned growth through acquisition, insufficient funding may require the Company to delay, scale back or eliminate its planned expansion, acquisition, development and corporate activities as set forth herein.  However, the Company
currently believes commitments for adequate funding over the next twelve months presently exist.

                                      DEBT

     As of May 31, 1996, the Company's total current liabilities were $496,350. Current accounts payable were $263,122 and $37,965 was payable to New World Grid Power ("NWGP") for maintenance and refurbishment of wind turbines owned by the Company's consolidated subsidiary San Jacinto Power, (NWGP is a subsidiary of the 49.99% minority owner of San Jacinto, the New World Power Corporation). Short-term borrowings of $29,704 were the current mortgage payable balance assumed in the Company's wholly owned subsidiary Combustion Energy Company's acquisition of HPBS. Other liabilities of $66,923 included accrued audit expenses of $51,100, and accrued payroll including $57,500 payable to directors for annual fees for services.

     Remaining liabilities subject to compromise represent the long-term settlement amount for withholding taxes and related penalties and interest due to the IRS associated with prior bankruptcy proceedings. Under the terms of a settlement proposed by the Company, this amount is being repaid over a term of 3 years, in monthly installments of $4,940, accruing interest at the rate of 7% per annum. Pending final settlement, the entire amount is classified as a current liability. The Company has remained substantially current on its payment schedule since this proposal was made in October 1993 to the IRS and remaining payments necessary for payoff are $24,293.

     On May 3, 1996 CEC entered into an agreement to purchase a high speed printing press at a purchase price of $300,400. The purchase balance, after a $20,000 down payment made in May 1996, is to be financed over an eight (8) year period at 9.75% (adjustable in accord with changes in the prime lending rate) with monthly payments of $4,218. The equipment was delivered in May 1995, but was not accepted until it became operational in June 1996. The financing was not guaranteed by the Company.

                              RESULTS OF OPERATIONS

REVENUES

     Revenues for the quarter ended May 31, 1996 totaled $371,029 and consisted of energy sales from San Jacinto Power Company of $67,946, HPBS printing and business supply sales of $303,083. Comparable revenues for the quarter ending May 31, 1995 were $259,941 from energy sales and $249,418 from printing and business supply sales. Revenue from energy sales declined primarily as a result of contractually reduced purchased prices received from the purchasing utility company, Southern California Edison. Current prices are expected to continue in effect, subject to seasonal upward adjustment during summer periods and overall adjustment in accord with Consumer Price Index changes. The number of turbines available for service were slightly lower as a result of the change-over in maintenance services. Utilization increases of available turbines is expected in the quarter ending August 31, 1996.

Wind speeds have been higher than average and while this resulted in higher per active turbine revenues, it has adversely affected maintenance access to off-line turbines.

     Higher revenues for HPBS printing and business and supplies sales were a result of the decision to emphasis the higher margin custom print business versus catalogue sales of business supplies. A full time outside sales person was on staff for the entire quarter ended May 31, 1996. A new high speed printing press has been placed in service in June 1996 due to delays and mechanical problems encountered with existing equipment (See DEBT). Print revenues were $207,958 and office supplies sales were $95,125 for the quarter ended May 31, 1996. Comparable results for the quarter ended May 31, 1995 were print revenues of $156,419 and office supplies sales of $92,999.

COSTS AND EXPENSES

                                 Cost of Sales

     Cost of sales for the three months ended May 31, 1996 were $198,627 or 65.5% of sales verses $153,639 or 61.6% of sales for the comparable quarter ended May 31, 1995. The costs increase was a direct result of a substantial increase in the cost of paper stock which has occurred over prior months.

                               Cost of Operations

     Costs of operations for the three months ended May 31, 1996 were $79,044, of which $77,244 represented the cost of operations of the San Jacinto Power Company wind turbine site, including $43,924 in repairs and maintenance cost, $22,649 in BLM land lease cost, $4,371 in property taxes $6,300 in other site expenses. Comparable costs in 1995 totaled $180,395, of which $178,595 represented the cost of operations of the SJPC wind turbine site, including $139,729 in repairs and maintenance costs, $22,599 in BLM land rent, $2,744 in property taxes and $13,523 in other site costs. Repairs and maintenance costs were substantially reduced by the change in maintenance service providers which was effected in January 1996. In addition, a substantial refurbishment program had been completed in 1995.

     SJPC originally acquired the assets and began actual operations on June 24, 1994. Maintenance services had been provided on a fixed fee plus cost basis by New World Grid Power ("NWGP"). NWGP was notified October 8, 1995 of termination of its service agreement. SJPC has executed an agreement with a new service provider, Desertron Electric, effective January 1996. NWGP no longer provides operation and maintenance services. Desertron Electric is a sole proprietorship formed by a former employee of NWGP. SJPC's minority interest holder has approved this agreement. The Company anticipates significant savings in the area of SJPC operation and maintenance costs as a result of this new agreement with Desertron Electric.

     With regard to changes in HPBS operating expenses from that of prior HPBS periods, changes in HPBS operating expenses were a result of normal fluctuations in business activities.

                            Other Costs and Expenses

     The quarter ended May 31, 1996 included $115,560 in provisions for obsolescence of idle equipment and depreciation and amortization expenses of $16,724. Comparable costs for the quarter ended May 31, 1995 included $94,810 in provisions for obsolescence of idle equipment and depreciation and amortization expenses of $16,414. At February 29, 1996, the Company recorded an incremental obsolescence charge of $83,288 in accordance with management's determination to assert a single charge against recorded values consistent with independent appraised values in conjunction with the Company's annual audit.
The Company has determined that fixed obsolescence charges will continue to accrue quarterly with appropriate adjustments until such time as the idle power generating assets of the Company are placed into service.

     Professional fees for the quarter ended May 31, 1996 were $107,844, including $27,503 in legal fees, $12,433 in audit fees and $67,908 in other outside services. Other outside services included $45,000 in the quarter ended May 31, 1996 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement, which was paid in full on July 8, 1996. Professional fees for the quarter ended May 31, 1995 were $113,335, including $38,126 in legal fees, $26,917 in audit fees and $48,292 in other outside services. Other outside services included $45,000 in the quarter ended May 31, 1995 paid to the former owner/general partner of Smith/Triad under a two year agreement referred to above.

     Administrative expenses totaling $131,440 for the three months ending May 31, 1996 were principally for salaries, wages and benefits in the amount of $80,689, public and shareholder relations $3,246, general office expenses $22,711, travel expense $5,867, directors fees and expenses $14,044 and other miscellaneous expenses $4,883. Comparable amounts totaled $127,682 for the three months ending May 31, 1995 were principally for salaries, wages and benefits in the amount of $59,967, public and shareholder relations $4,286, general office expenses $47,528, travel expense $3,653, directors fees and expenses $8,072 and other miscellaneous expenses $4,173.

     Interest expense of $2,179 for the quarter ending May 31, 1996 was related to interest accrued at statutory rates on the remaining liability to the IRS on prior payroll tax withholding and short-term borrowings related to insurance premium financing and the mortgage note on the building owned by Herth Printing and Business Supply. Interest in the comparable period ending May 31, 1995 related primarily to short-term borrowings, the IRS note and the mortgage note and was $3,837.

                            Other Income and Expenses

     Consolidated interest of $161 was earned on cash carried in money market funds in the quarter ended May 31, 1996, compared to $453 in the same period for 1995.

     Other income of $585,511 in comparable period ended May 31, 1995 was a result of the Company's sale of its interests in the Brady Power Project. Constructed in 1991 and 1992, the Brady plant became operational in 1992 as result of development efforts by ESI-BH ("ESI"), a subsidiary of ESI Energy and Nevada Geothermal Power Partners Limited Partnership ("NGPP") As a result of the high total cost to complete the project, (approximately $74 million as compared to the original cost of $46 million) the Brady Project had not generated cumulative cash flows from operations that had been expected. Related to the high costs of the Brady project, NGPP filed suit against ESI and ultimately agreed to sell all of NGPP's interest in BPP and settle all outstanding litigation consideration of payment of $1.00. From the sale of the Brady Power Project interest, the Company was expected to receive $585,511 of the proceeds from NGPP's sale of 50% interest in the Brady project partnership ($508,138 having been received to date and the balance having been subsequently determined to be uncollectible). The Company had no cost basis in the Brady investment. Other than funds received in prior years as a result of non-recurring developer fees, the Company has received no recurring income or cash flow from the Brady Project through Nevada Energy Partners I, Limited Partnership ("NEP"). There are no obligations remaining by the Company under the litigation settlement due to the Company's limited partnership ownership interests in NEP and there are no anticipated effects of the sale of Brady interests on future operations.

                                  Income Taxes

     Income taxes of $200 for the three months ended May 31, 1996 and ($13,867) for the comparable three months ended May 31, 1995 were for taxes payable to the state of California on income earned by San Jacinto Power Company on its California operations. There were no Federal income taxes payable for the three months ending May 31, 1996 or 1995. As of May 31, 1996, unused net operating losses available to offset future taxable income was 5,249,763. The Company's investment and energy tax credit carryforwards expired in November 1995.

                                   Net Result

     In the three months ending May 31, 1996, there was a total operating loss of $242,986 or $0.03 per share on 8,859,279 average Class A Common shares outstanding. For the three months ending May 31, 1995, there was an operating income of $408,010 or $0.05 per share on 8,277,376 average Class A common shares outstanding.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                            MUNSON LAWSUIT

     On October 5, 1992, the Company, as plaintiff, initiated litigation in the Chancery Court of New Castle County, Delaware, (the "Munson Lawsuit"), against former officers and directors of the Company. The Defendants are Stephen Munson, Leland Mink, Walter Mackenzie, Frank Carigula and Donald Selfridge, (the "Defendants"). The allegations against the Defendants include numerous breaches of fiduciary loyalty to the Company, invalid issuance of Company shares, breaches of fiduciary duty arising out of improper issuance of Company stock, and breaches of fiduciary duty arising out of failure to value the services for which stock was awarded.

     On October 13, 1992, a sequestrator was appointed and the shares of the Company standing in the names of Leland Mink, Walter MacKenzie, Donald Selfridge and Frank Carigula were seized to hold and preserve the shares of the Company until further order of the Court. As of June 9, 1994, The Delaware Court imposed sanctions against Stephen Munson related to non-compliance in matters of deposition. A default judgement against Frank Carigula has since been obtained in the amount of approximately $59,000 and the Company is seeking garnishments and attachments sufficient to satisfy the full amount of judgement. The judgement is beyond appeal.

     The case is currently pending as the Company is proceeding with further discovery. The Company does not believe this litigation will have an adverse material effect on its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 11, 1995, the Annual Meeting of Stockholders for the Company was held and the matters were voted upon by a majority of vote of the stockholders, as follows:

     1.   The re-election of Michael R. Kassouff as director was approved;

     2. The ratification of appointment of the Company's auditors, Kafoury & Armstrong & Company was approved;

     3. The amendment of the Company's Certificate of Incorporation to prohibit ownership of the Company's Common Stock by an electric utility or electric utility holding company or an affiliate thereof, was not approved;

     4. The amendment of the Company's Certificate of Incorporation to reduce authorized share capital of Class B common shares, par value $.001, from 100,000,000 to 25,000,000 Class B common shares authorized, par value $.001, was approved;

     5. The amendment of the Company's Certificate of Incorporation to reduce the authorized par value of preferred stock to $.001 was approved; and

     6. The amendment of the Company's certificate of incorporation to prohibit Class B common stockholders from receiving cash dividends was approved.

ITEM 5. OTHER INFORMATION.

     Effective May, 1996, the Company initiated an organizational, financial and general business restructuring which included a change in control of the Board of Directors, provision of financing commitments exceeding $5,000,000 and implementation of a revised business plan.

     During the implementation of the foregoing, the Board of Directors and its advisors conducted an extensive review of the assets, management, business prospects and opportunities developed in its core lines of energy businesses. Following this review, the Board and its advisors determined it advantageous to continue with and support management's plan for growth to be implemented through the acquisition of additional energy facilities and the deployment of energy assets owned by Company subsidiaries.

     As a non-regulated utility holding company, the Board of Directors and its advisors also immediately recognized that the Company had the requisite management skills and professional support to allow the Company to readily participate in secondary lines of non-regulated telecommunications related utility businesses.

     In so doing, the Board of Directors also determined that while the Company's energy business plan was fundamentally sound, the growth opportunities available in telecommunications related businesses provide operating synergies which have the potential to improve the long term financial performance of the Company.

RESTRUCTURING OF BUSINESS OPERATIONS

     As set forth in the preceding paragraphs, the Company plans to narrow its focus solely to acquisition and development of energy and telecommunications related businesses, concurrent with the Board of Directors determination that the company's prior pursuits in non-related businesses have not provided the Company financial results commensurate with operational risks assumed.

     In addition, The Board of Directors has terminated the Company's prior investigations and discussions related to acquisitions of a heavy equipment company, engineering and construction company and others have now been terminated.

                         PLAN OF OPERATIONS

ENERGY SECTOR

     The Company has an asset base which includes several electric power generating units (currently not in service and with a net book value of $5,110,503, unencumbered by debt, from which the Company plans to increase revenues and earnings. The utilization of these generating units is likely to have a significant impact in determining the future of the Company and its underlying share value.

     The Company plans to deploy all of its idle power generating assets in one or more projects currently under review (as set forth below) and has obtained third party evaluations of the idle equipment which clearly indicate that its idle power generating assets of a condition acceptable for immediate deployment without impairment, (See Pending Acquisitions and Deployment of Idle Power Generating Assets).

PENDING ACQUISITIONS AND DEPLOYMENT OF IDLE POWER GENERATING ASSETS

     On April 10, 1995 the Company executed an agreement for the acquisition of Tad's Geothermal, Inc., ("Tads"), located in Yerington, Nevada, in consideration of the delivery of restricted Class A Common stock with a market value of $875,000 and the assumption of a promissory note in the amount of $125,000. Tad's owns Ormat binary cycle power generating facilities which sells electric power to Sierra pursuant to the terms of two (2) power sales agreements. Tads has sufficient geothermal lands, geothermal production wells, permits, buildings, transmission infrastructure and cooling spray ponds to operate two Ormat power generating units substantially similar to the idle Ormat units owned by the Company.

     The closing of the Tads acquisition is subject to the fulfillment of certain conditions precedent, including approval by Sierra Pacific Power Company ("Sierra") of the assignment of its power purchase agreements with Tads to the Company, approval of the Public Service Commission of Nevada ("PSCN") and receipt of certain environmental permitting which includes permits for surface disposal of geothermal fluids. As of July 1, 1996, the Company had received evidence of the approval of the power purchase agreement assignments by Sierra, approval by the PSCN and receipt of appropriate surface disposal permitting required to closing.

     On July 1, 1996, the Company confirmed revised terms requisite to complete the purchase of Tads in consideration of the delivery of restricted Class A Common shares with a market value of $575,000 and the assumption of a promissory note in the amount of $125,000. The Company's management anticipates closure of the facility during the month of July, 1996.

     Following closure of the Tads acquisition, and largely due to recent termination by and between Sierra and Washington Water & Power, the Company plans to deploy one or more of its wholly owned Ormat power generating plants at the Tads site for purposes of generating all parasitic electrical loads which operate the Tads power facility's pumps, control modules, lighting, and substantially reduce load demand charges currently being paid to Sierra. In addition, the Company plans to offer
Sierra additional generating capacity from the Tads facility utilizing the Tads geothermal energy reserves as fuel and Company owned Ormat power generating units which currently are idle. The potential offer would be possible due to the availability of geothermal resource presently believed to exist, the expected increase of demand for energy indigenous to the Yerington area, and the lack of generating capacity presently available to meet such increased demand.

     Also included in the Tads acquisition, the Company is acquiring a non-operational ethanol production facility which the Company is currently evaluating for purposes of possible relocation, retrofit and start-up. This facility will require further electrical energy and thus require the deployment of two or more of the Company's wholly owned Ormat's for power production to service ethanol plant parasitic loads. The Company has identified a potential site with two existing geothermal energy wells from which to relocate and operate the ethanol plant and Ormat power plants. Also favorable to the relocation, are proximity to lower cost feedstock for the ethanol plant to operate. Such relocation will likely be scheduled during calendar 1997, following the retrofit of the Tads facility, with the ethanol plant site acquisition plan assuming delivery of restricted Class A Common stock and such cash consideration necessary to initiate closure during the calendar year.

     In addition to the equipment deployment plans associated with the Tads acquisition, a second substantially completed geothermal power facility acquisition has been the subject of significant due diligence investigation over the course of the prior and current fiscal year by the Company. The Company has executed confidentiality agreements and is conducting investigations with the intent of submitting an offer of purchase for the acquisition of this geothermal power facility during the current fiscal year. The Company plans to submit a purchase offer which will likely include the issuance of restricted Class A Common stock as a substantial portion of the purchase price and include provisions for deployment of remaining idle power generating equipment by the Company. This acquisition, if consummated, may require an equity offering by the Company in order to fund the purchase. The extent of any required potential equity offering is currently unknown. Such an equity offering may cause a dilution of shareholder ownership, with the extent of the dilution is currently unknown. Other means of financing, such as non-recourse project financing, may also be considered by the Company.

     The deployment, sale or joint venture utilization of the Company's idle power generating assets is clearly a significant business issue for the Company. However, if deployment, sale or utilization if for any reason does not occur, the Company may be adversely effected (See "RISK FACTORS").

     Other potential developments which the Company is continuing evaluation of include: (i) discussions and evaluation with Geothermal Development Associates ("GDA") regarding possible resubmission of a prior proposal to Sierra Pacific Power Company (Sierra) for the development, financing, construction and operation of energy generating facility known as the Oreana Power Project which was previously a finalist in Sierra's previous "Request For Proposals", (which was subsequently withdrawn prior to the announcement of intended merger with Washington Water & Power). The Company has recently initiated discussions largely as a result of the recent termination of Sierra Pacific Power Company's merger with Washington Water & Power and also because the Company's belief that the future needs for capacity additions in the Sierra Pacific Power service territory for power marketing opportunities to other Western States are significant. There can be no assurance of submission of the proposal to Sierra or that Sierra's acceptance of the revised proposal will be obtained if so submitted; and,

(ii) discussions, evaluation and negotiations associated with an offshore development stage energy company in which the Company has expressed interest in acquiring a majority ownership interest for purposes of completing the development, financing, construction, operation and management of an energy facility which includes, but is not limited to, installation of electrical generating capacity of approximately 25 megawatts. There can be no assurance of acquisition, development, financing, construction, operation or management of this facility at this time.

PENDING ACQUISITION OF INTEREST IN WIND ENERGY SUBSIDIARY

     On June 27, 1996, the Company received preliminary acceptance of its offer to purchase New World Power Corporation's ("New World") 49.99% equity ownership interest in the Company's majority owned subsidiary San Jacinto Power Company which has been accepted in principal subject to purchase documentation prepared by the Company acceptable in form and in substance to New World's Board of Directors. Closing is expected to occur during the month of July, 1996, with terms of purchase to be publicly disseminated following closure.

     Following completion of the acquistion of New World's 49.99% interest, the Company intends to continue San Jacinto Power Company's planned retrofit, rehabilitation and expansion activities and plans increased future participation in the wind power energy industry on a foreign and domestic basis.

TELECOMMUNICATIONS SECTOR

     Although the Company continues its plans for growth through acquisition in the energy business, the Company has begun to seek business opportunities in the telecommunications and related businesses.

     As previously set forth, the Board of Directors has determined that it is presently feasible to dramatically accelerate Company growth through the completion of non-regulated telecommunications business acquisitions. This determination is primarily based upon the extensive deregulation which has taken place in the telecommunications industry which began in the late 1970's.

     Clearly, the telecommunications business is a competitive and very dynamic line of business which has demonstrated increasingly reduced barriers to entry which are largely due to the present deregulated nature of the telecommunications business today. From a market perspective, growth prospects are numerous, with opportunities available in the acquisition of long distance carriers, long distance switchers, specialized "niche" marketing, telephone systems sales and services, debit card marketing, proprietary billing software systems integrator, voice recognition systems, name but a few of the opportunities available which the Company is presently evaluating for potential acquisitions.

     The Company, by and through its wholly owned subsidiary Central Communications Corporation ("CCC"), has recently executed documentation precedent to the acquisition of Telecom Technologies, Inc, ("TTI") an Oregon corporation, from Telecom AE. TTI's is the owner of approximately twenty long distance "Caseta" accounts together with Letters of Agency which provide long distance telephone services, money transfers and other services primarily to the Latin American community in the Western United States.

     Since executing documentation for TTI's acquisition, the Company is now investigating the lease of a 13,000 square foot office facility in California from which to base TTI and other pending telecommunication based acquisitions. The TTI acquisition is the first of several planned acquisitions to be made by the Company through CCC. Through this first acquisition, the Company anticipates acquiring further proprietary agreements, knowledge and trade contacts from which to develop a developmental platform for growth in the telecommunication industry.

The Company is presently evaluating numerous telecommunications related acquisitions.
                                  RISK FACTORS

CHANGE IN CORPORATE CONTROL

     On February 29, 1996, the Company executed a binding Letter of Intent ("LOI") with Waterford Trust Company Limited ("Waterford"), an Irish corporation, with terms which substantially required a change of control of the Company. By and through the LOI, on May 3, 1996, a change in control occurred at the Board of Directors, as the prior Board of Directors resigned and were replaced. Pursuant to the terms of the LOI, a Waterford nominee, Golden Chance Limited, an Isle of Man company Limited by Shares, executed documentation precedent to the purchase of 1,960,745 Series A Preferred shares of the Company in consideration of financing commitments in the aggregate amount of $5,000,000, together with a corporate guarantee assuring the payments owing provided by Waterford. As of July 9, 1996, the Company has received aggregate payment in excess of $1.0 million dollars. If for any reason the Company should not continue to obtain financing to support the operation and growth of the Company there could be a material adverse effect on the Company's operations.

     Pursuant to the contractual obligation of the Company to Waterford, the previous Board of Directors voluntarily resigned without objection or qualification related to the operation of the Company. The resignations of the prior Board of Directors was implemented in furtherance of the Company's contractual obligations as set forth in the binding letter of intent with Waterford. Since the change in control occurred, the restructuring of business operations, acquisitions, regulatory filings, finances, accounting practices, have been subject to the control, direction and discretion of the incumbent Board of Directors, by and through Board appointed advisors, consultants, attorneys and representatives who are not officers of the Company, pending the appointment of replacement officers. Interim President Jeffrey Antisdel and interim Secretary, Richard Cascarilla, have agreed to continue as at will employees until such time replacement officers have been approved and hired by the Board of Directors. Upon the appointment of replacement officers, Mr. Antisdel and Mr. Cascarilla will serve as independent consultants to the Company for a period of not less than two years.

ACQUISITIONS AND DEPLOYMENT OF POWER PLANTS

     Associated with the Company's proposed acquisitions, the Company plans to deploy its idle power plant assets in power projects to be acquired. However, if the Company for any reason is unable to deploy idle generating units, a material adverse financial effect on the Company may result. Risks attendant to such deployment include, but are not limited to, governmental permitting risks, construction risks in completing installation, cost overrun risks and operational risks. A lack of success in completing the deployment of Company owned power plants may, in the opinion of the Company's auditors, require provision for a reserve related to the carrying value of the Company's power
generating assets.   Further, a risk attendant to completing this expansion
includes closing equity financing sufficient to achieve the Company's construction and working capital needs. If such financing should not be completed, for any reason, there would be a material adverse effect on the future operations of the Company.

     Similar risks exist in the proposed expansion of the wind farm owned by the Company's majority owned subsidiary San Jacinto Power and a lack of adequate financing would have a material negative effect on the proposed purchase of San Jacinto Power Company's minority ownership interest of 49.99% from New World Power Corporation, San Jacinto Power Company's planned expansion to its rated contract capacity of 18.9 Megawatts and future returns received from San Jacinto Power.

     Presently, it is planned that the proposed expansion of the San Jacinto Power project will be initiated at the subsidiary level with no direct purchases of plant and equipment at the parent company level, thereby reducing risks to the Company.

     Further, since the Company maintains a holding company structure, the Company does not intend to enter into direct purchases of capital equipment at the parent company level in order to complete the deployment of its idle power equipment in any proposed project. However, any capital expenditures required for project development and deployment of Company owned idle equipment will be completed at the subsidiary level and will most likely require equity, debt or project financing for which the Company will need to seek additional funding.

     Significant acquisitions of telecommunications companies and related businesses include risks related the Company's limited experience, need to retain additional staffing with sufficient expertise due to the Company's limited experience in this industry group. Telecommunications based acquisitions outside the Company's primary energy business may also have the effect of reducing or eliminating certain tax benefits associated with prior net operating losses.

     Historically, the Company has been unable to finance operations from revenues and cash flow. Thus, the Company has been financing operations from the sale of its Class A common stock, management fees, subsidiary distributions of cash dividends, asset sales, and litigation recoveries. The Company has entered into agreements for equity financing in the amount of $5,000,000 in the aggregate and has received in excess of $1,000,000 to date. While the Company presently believes that adequate financing arrangements sufficient for the Company's asset deployment and working capital needs have been secured, there could be a material negative financial effect upon the Company should the Company's current financing commitments for any reason not be met.

     Presently, there are no plans for product research and development at the parent company level over the coming twelve (12) months.

CLIENT SERVICE AGREEMENT

     Effective June 28, 1996, the Company entered into a Client Service Agreement with Continental Capital & Equity Corporation ("CCEC"), for services which include, but are not limited to, CCEC providing public relations, direct marketing advertising services, radio advertising, establishment of a Internet "website" on behalf of the Company, for broker relations, and dissemination of Company news releases on national wire services, and services as agent for the Company ("CCEC Services"). In consideration of CCEC Services, the Company paid CCEC $25,000 upon contract execution, and agreed to provide to CCEC or a CCEC affiliate, a second payment on or before July 28, 1996 in the amount of $25,000, and on or before August 28, 1996, delivery of 150,000 Class A Common shares valued in the aggregate on June 28, 1996, at the then prevailing closing market price for the Company's Class A Common stock as quoted on NASDAQ and an option to purchase 150,000 Class A Common shares for a period of twelve months from the time of delivery at a strike price as set forth at the closing market price on the date of delivery of Class A Common stock and stock options. It is the Company's intent to issue the 150,000 Class A Common shares and option to purchase 150,000 Class A Common shares simultaneously to CCEC.

SECURITIES REGISTRATION STATEMENTS

     On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") registered on Form S-8 in accordance with the Securities Act of 1933. This S-8 was filed with the Securities and Exchange Commission on August 2, 1994,

Registration No. 33-82318. The purpose of the Plan was for the express purpose of providing compensation for services rendered to the Company and to promote the success of the Company by providing Eligible Participants (employees and consultants) with incentives for performance on behalf of the Company. The Plan was accomplished by providing for the granting of options to purchase certain numbers of Class A Common Stock to Eligible Participants.
 The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan were 1,125,000 Class A Common shares, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. The terms and conditions of each option will specify the number of shares optioned, the period during which each option is exercisable and the exercise price per share. The Plan has been terminated and it is presently contemplated that a revised S-8 plan will be prepared and submitted during the current fiscal year.

     The Company also plans to file additional registration statements in satisfaction of certain contractual obligations to purchases of restricted securities made by accredited investors.

SUBSCRIPTION AGREEMENT DISPUTE

     Two irrevocable subscription agreements for the purchase of Class A common stock have been entered into by two parties in an amount totaling $1,000,000. The original funding dates on the above subscriptions were in February 1995.
Due to conditions in the Company's securities market, subsequent extensions were granted to May 1995 and then September 1995. These amounts were therefore initially reported as subscriptions receivable in releases of unaudited financial data.

     Based on the initial extension period provided to the subscribers the Company believed the amounts would be paid prior to completion of then current financial reports. However, the Company has not received the payments required under the terms of the subscription agreements due to the failure of the subscribers to deliver payment. The Company has undertaken settlement negotiations with the subscriber(s) and legal counsel representing the subscribers with no result to date. The Company has continued efforts to achieve a suitable agreement for delivery of consideration in satisfaction of the amounts owing and there remains a possibility of litigation if mutually satisfactory settlement is not achieved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          None

     (b) Reports on Form 8-K have been filed during the quarter for which this Form 10-QSB is being filed, as follows:

          May 1, 1996 - Change in Control and Resignation of Directors

          June 21, 1996 - Acquisition of Telecom Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEVADA ENERGY COMPANY, INC.

Date   JULY 11, 1995                     /S/ JEFFREY E. ANTISDEL
       -------------                     ------------------------
                                      Jeffrey E. Antisdel, President


Date   JULY 11, 1995                       /S/ KENTON H. BOWERS
      --------------                      ----------------------
                                        Kenton H. Bowers, Controller