Form 10KSB
period 1996-02-28
NEVADA ENERGY COMPANY INC
filed 1996-08-06
CIK 712803

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C. 20549

                                       FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended FEBRUARY 29, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from _______TO_______.

         Commission File Number 0-14873

                           NEVADA ENERGY COMPANY, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                          84-0897771
         ---------------                                     --------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

   401 E. 4TH STREET, RENO, NEVADA                                89512
   -------------------------------                           ---------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (702) 786-7979
                          --------------

Securities registered under Section 12(b) of the Act: NONE

   Title of each class                 Name of each exchange on which registered

     Class A Common                                 NASDAQ
     ----------------------                       ---------
     Class B Common                               No Market
     ----------------------                       ---------
     Series A Preferred                           No Market
     ----------------------                       ---------
     Series B Preferred                            No Market
     ----------------------                        ---------

Securities registered under Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.001 PAR VALUE
                     -------------------------------------2
                                (Title of class)

                      -------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's consolidated revenues for its most recent fiscal year.  $1,697,258

                       (Continued on Page 2 of cover page)

                             (Page 2 of cover page)

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES X NO
                                                     ---    ---

      The aggregate market value of the voting stock held by NON-AFFILIATES computed by reference to the average bid and asked prices of such stock as of June 7, 1996. Series A Preferred stock, $.001 par value, $0 (No market), Series B Preferred stock, $.001 par value, $0 (No market), Class B common Stock $.001 par value, $0 (No market), Class A Common Stock $.001 par value, $12,823,296.

      As of June 1, 1996, there were 8,960,866 shares of Nevada Energy Company, Inc. Class A Common Stock $.001 par value outstanding and 4,437,473 shares of Class B Common Stock $.001 par value outstanding. Also, as of June 1, 1996 there were 1,980,795 shares of Series A Preferred Stock outstanding, par value $.001 and 5 shares of Series B Preferred outstanding, par value $001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

      Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---

                                                                           PAGE
TOPIC                                                                     NUMBER
- --------------------------------------------------------------------------------

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

    Company History  . . . . . . . . . . . . . . . . . . . . . . . . .         4

    Change in control  . . . . . . . . . . . . . . . . . . . . . . . . . .     4

    Formation of new subsidiaries  . . . . . . . . . . . . . . . . . . . .     5

    Brady Hot Springs Geothermal Associates. . . . . . . . . . . . . .         5

    Brady Geo Park Power Partners, Limited Partnership . . . . . . . .         6

    Brady Power Partners . . . . . . . . . . . . . . . . . . . . . . .         6

    Nevada Geothermal Power Partners . . . . . . . . . . . . . . . . .         7

    Nevada Energy Partners I, Limited Partnership. . . . . . . . . . .         7

    San Jacinto Power Company. . . . . . . . . . . . . . . . . . . . .         7

    Combustion Energy Company. . . . . . . . . . . . . . . . . . . . . . .     8

    Oreana Power Partners. . . . . . . . . . . . . . . . . . . . . . .         8

    San Jacinto Energy Corporation . . . . . . . . . . . . . . . . . . . .     8

    Central Communications Corporation . . . . . . . . . . . . . . . . . .     9

    Telecom Technologies, Inc. . . . . . . . . . . . . . . . . . . . . . .     9

    BUSINESS OF ISSUER . . . . . . . . . . . . . . . . . . . . . . . .         9

    Corporate Objectives . . . . . . . . . . . . . . . . . . . . . . .         9

    Power Markets. . . . . . . . . . . . . . . . . . . . . . . . . . .        10

    Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

    Government Regulation. . . . . . . . . . . . . . . . . . . . . . .        11

    Federal Energy Regulatory Commission ("FERC") Law. . . . . . . . .        11

    Power Contract Regulations . . . . . . . . . . . . . . . . . . . .        11

    Exemptions from Federal and State Regulations. . . . . . . . . . .        12

    Local Permits. . . . . . . . . . . . . . . . . . . . . . . . . . .        12

    Environmental Compliance . . . . . . . . . . . . . . . . . . . . .        12

                                                                           PAGE
TOPIC                                                                     NUMBER
- --------------------------------------------------------------------------------

    Telecommunications Market, Competitors,
        Government Regulation. . . . . . . . . . . . . . . . . . . . . . .    12

    Research and Development . . . . . . . . . . . . . . . . . . . . .        13

    Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

ITEM 2. DESCRIPTION OF PROPERTY.

    ELECTRIC POWER GENERATING EQUIPMENT. . . . . . . . . . . . . . . .        13

    Binary-Cycle Power Plants. . . . . . . . . . . . . . . . . . . . .        13

    Raft River Power Plant . . . . . . . . . . . . . . . . . . . . . .        13

    Wind Turbines. . . . . . . . . . . . . . . . . . . . . . . . . . .        13

    Yerington Acquisition Company. . . . . . . . . . . . . . . . . . .        14

ITEM 3.  LEGAL PROCEEDINGS.

    MUNSON LAWSUIT . . . . . . . . . . . . . . . . . . . . . . . . . .        15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

    MARKET INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .        15

    HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

    DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            CONDITION OPERATION.

    Plan of Operations . . . . . . . . . . . . . . . . . . . . . . . .        16

    Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

    Liquidity and Capital Resources. . . . . . . . . . . . . . . . . .        19

    Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

    Results of Operations. . . . . . . . . . . . . . . . . . . . . . .        20

ITEM 7. FINANCIAL STATEMENTS.

    Financial Statements and Supplementary Data. . . . . . . . . . . .        24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.                              44

                                                                           PAGE
TOPIC                                                                     NUMBER
- --------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Directors. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45

    Executive officers . . . . . . . . . . . . . . . . . . . . . . . .        45

ITEM 10. EXECUTIVE COMPENSATION.

    Director Compensation. . . . . . . . . . . . . . . . . . . . . . .        46

    Discretionary Bonuses. . . . . . . . . . . . . . . . . . . . . . .        46

    Employment Contracts and Termination of Employment
         and Change-In-Control Arrangements. . . . . . . . . . . . . .        47

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.                                                     48

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                      48

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.                                    48

    Financial Statements . . . . . . . . . . . . . . . . . . . . . . .        48

    Financial Statement Schedules. . . . . . . . . . . . . . . . . . .        50

    List of Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .        50

    Reports on Form 8-K . (See Exhibits) . . . . . . . . . . . . . . .        50

    Schedule V  - Consolidated Property, Plant
            and Equipment. . . . . . . . . . . . . . . . . . . . . . .        53

    Schedule VI - Consolidated Accumulated Depreciation -
                  Property, Plant and Equipment. . . . . . . . . . . .        54

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55

ITEM 1. DESCRIPTION OF BUSINESS.

                                    BUSINESS

      Nevada Energy Company, Inc., a Delaware corporation, (the "Company") is an independent, non-regulated utility holding company which acquires, develops, finances, constructs and operates electric power facilities, telecommunication businesses, and other non-related business enterprises. The Company is not encumbered by internal rate of return regulation as are traditional retail electric utility companies. The Company is primarily focused on developing environmentally sound electric power facilities which utilize geothermal energy and wind energy resources as the primary source of fuel for such facilities.

      Located in Reno, Nevada, the Company is centrally located to supply electrical energy to retail electric utilities which have traditionally been large purchasers of independent power. These utilities include, but are not limited to, Sierra Pacific Power Company ("Sierra") and Southern California Edison ("SCE").

      The Company maintains a majority 50.01% ownership interest in, and manages a wind power generating facility located near Palm Springs, California known as
San Jacinto Power Company ("SJPC").   SJPC has an 18.955 megawatt ("MW") power
sales contract with SCE under which SJPC sells all of its electrical output.
The remaining term of the SCE contract is approximately 20 years.

      The Company also owns geothermal power generating assets which includes
10.7 MW of power generating plants, fixtures and equipment. The Company is seeking to deploy these currently idle binary cycle power generating assets in one or more electric power generating projects. These assets which were originally acquired by the Company in 1984-85 for the purpose of developing the geothermal resources then controlled by the Company at Brady's Hot Springs have never been employed in continuing operations by the Company.

      The Company has executed certain documentation related to the proposed acquisition of a geothermal power production facility located near Yerington, Nevada, together with all geothermal reserves, governmental permitting, transmission infrastructure, and related contract rights. This geothermal facility provides electric power to Sierra pursuant to two (2) power purchase agreements with a net contract rating of 1.47 MW. There are approximately 20 years remaining under the contracts.

      It is the Company's intent to sell or deploy one (or more) of its 300 kilowatt ("Kw") Ormat power generating units following the acquisition of the Yerington geothermal site for purposes of increasing the output of the facility and thereby deploying presently idle geothermal power generating assets.

      In addition to the Company's ownership interests in energy, the Company owns a non-related business known as Herth Printing and Business Supplies ("Herth"). On November 30, 1994, the Company acquired by merger (see
COMBUSTION ENERGY COMPANY below) Herth which was established in 1983 in Reno, Nevada. Herth has annual sales volume of approximately $1.0 million dollars and is located in a its own warehouse/office space on approximately .77 acres of land near down-town Reno. The Company has engaged the former proprietor to continue managing the business under a two year employment agreement. The merger is being accounted for as a pooling of interests and consequently, Herths' prior year results are reflected in the Company's current financial reporting. The Company's corporate offices were subsequently relocated to office spaces owned by Herth Printing and Office Supplies.

COMPANY HISTORY

      The Company was originally organized on December 2, 1982 under the laws of the State of Delaware as "Munson Geothermal, Inc.". The Company changed its name to Nevada Energy Company, Inc. on December 3, 1990.

      Historically, the Company has sought to develop geothermal power projects. To accomplish this objective, the Company first acquired a known geothermal resource area ("KGRA") approximately 50 miles east of Reno, Nevada known as Brady's Hot Springs ("Brady") in 1983. The Brady site consisted of leaseholds from Southern Pacific Land Company (now Catellus Development) and the United States Department of the Interior, Bureau of Land Management ("BLM") that were long-term development leases with minimum annual lease payments, but with production royalties. After acquiring the Brady leases, the Company expended substantial funds to determine the potential of the resources on the Brady leases in order to initiate their development.

      Subsequent to initial development efforts, the Company secured several long term contracts to sell electrical energy produced to Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources and embarked upon a plan to secure debt and equity financing sufficient to establish recurring revenue from the Brady KGRA. The Company invested significant capital investment in the development of the Brady KGRA, however, the Company did not initially secure project development funding sufficient to establish recurring revenues from Brady.

CHANGE IN CONTROL

      On February 29, 1996 the Company executed a binding letter of intent with Waterford Trust Company, Limited an Irish corporation ("Waterford"), in which the Company agreed to sell to Waterford or its nominee approximately 2,000,000 shares of Series A preferred shares. On May 1, 1996 the Company announced the completion of this transaction in which Waterford's nominee ,Golden Chance, Limited ("Golden Chance"), an Isle of Man private company limited by shares, agreed to purchase 1,960,795 shares of Series A Preferred stock at $2.50 per share and 152,381 shares of Class A common stock at $0.643125 per share. The Company received a cash payment for the Class A common shares in the amount of $100,000 and a $4,900,000 promissory note made and delivered by Golden Chance. The promissory note is secured by the corporate guarantee of Waterford Trust Company, Limited, an Irish corporation ("Waterford") and an escrow of the shares of registrants series A preferred shares acquired by Golden Chance.

      The promissory note is payable in installments. The first installment is payable July 1, 1996 in the amount of $400,000. Subsequent installments of $500,000 are payable every thirty days thereafter until paid in full. The total principal amount of the promissory note is due and payable on April 1, 1997. Waterford has guaranteed the obligation of Golden Chance. The Series A Preferred shares acquired by Golden Chance are held in escrow with an escrow agent for the benefit of the registrant. Upon payment of each installment under the promissory note, a portion of the Series A Preferred shares will convert to the registrants class A common stock pursuant to the certificate of designation of the Series A Preferred shares, which is on file with the Delaware Secretary of State. The converted shares will be released from escrow.

      Subsequent to May 1, 1996, the Company has receive cash payments in the amount of $100,000 for the Class A common stock and $780,255 in cash payments on the note secured by the Series A preferred shares.

      In connection with this agreement, pursuant to a letter agreement ("Letter of Intent") dated February 29, 1996, and conditional to the sale of series A preferred shares, the former control group Chairman, Jeffrey Antisdel, and Director, Richard Cascarilla, voluntarily resigned their respective Board of Director positions, with nominee Directors, Charles Cain and Peter Cannell elected by the Board of Directors. The remaining former members of the Board subsequently resigned and John Goold has been nominated to the Board. The active size of the board has been reduced from five directorships to three directorships.

FORMATION OF NEW SUBSIDIARIES

      On May 9, 1996, the Company announced the formation of two wholly owned subsidiaries for purposes of increasing Company growth through strategic acquisitions. The first of the two wholly owned subsidiaries, San Jacinto Energy Corporation ("SJEC"), will directly or indirectly control applicable shareholdings, debt instruments, partnership interests and power generating assets of the Company. SJEC was formed to seek mergers and acquisitions within the geothermal and wind energy business sectors.

      The second wholly owned subsidiary, Central Communications Corporation ("Cencom"), was formed to pursue mergers and acquisitions of telecommunications companies and business operating in related sectors.

      On May 21, 1996, the Company announced execution of a binding letter of intent for the purchase of Telecom Technologies, Inc. ("TTI"), an oregon corporation. TTI is a telephone service provider currently operating twenty
(20) retail communications centers known as "Casetas". Casetas cater to the Latin American community and provide customers the means to purchase telephone service debit cards, complete money transfers, send and receive telecopier transmissions and complete local and long distance telephone calls.

BRADY HOT SPRINGS GEOTHERMAL ASSOCIATES

      In 1984, the Company identified a power project under development by the United States Department of Energy ("USDOE") at Raft River, Idaho. The site included a binary cycle power plant with a generator nameplate rating of 7,200 kilowatts or 7.2 MW (the "Raft River Plant"). The project was sold at auction by the USDOE. The Company was selected by the purchaser, a subsidiary of Niagra Mohawk Power known as HydroCo Associates ("HydraCo") to move the Raft River plant to the Brady site.

      On September 30, 1985, the Company entered into a partnership agreement with a group led by HydraCo whereby the Company became the general partner of a single purpose development entity known as Brady Hot Springs Geothermal Associates, Ltd. ("BHSGA").

      The Company executed and delivered to BHSGA an assignment of a 6.6 MW Power Purchase Agreement ("PPA") with Sierra, (which was owned by the Company), together with a sublease of geothermal resources which had an agreed value of $1,400,000. BHSGA assumed responsibility for relocating the Raft River plant to the Brady Hot Springs property. On December 18, 1986, the Company entered into a second agreement with BHSGA to acquire the Raft River plant, related equipment and other tangible and intangible assets. In July 1991 the Company completed the acquisition of the Raft River Plant which is currently located in Fernley, Nevada.

BRADY GEO PARK POWER PARTNERS, LIMITED PARTNERSHIP

      In 1986, the Company formed a Nevada Limited Partnership known as Brady Geo Park Power Partners ("BGPPP") for the purpose of developing a small scale power plant operation at the Brady site. As a component of forming BGPPP, the Company sold 3.38 Ormat power plants to BGPPP in exchange for cash and a non-recourse note in the amount of $584,000, accruing interest at 9% per annum (accelerating to 18% on default). BGPPP successfully initiated limited operations of the power project but later discontinued operations in 1987.

      To date, BGPPP has not made payment of principal or interest to the Company and is in technical default of its promissory note to the Company. The Company has notified the owners of BGPPP of the need for reimbursement and noticed payment for the non-recourse note. At present, the Ormat power generating plants in which BGPPP has an interest are in storage at Fernley, Nevada.

      In December 1995, the Company transferred all of its right title and interest, except the limited and general partnership interests, in BGPPP to its wholly owned subsidiary Yerington Acquisition Company, Inc. ("YAC") in exchange for shares of YAC's no par Common stock (See YERINGTON ACQUISITION COMPANY).

BRADY POWER PARTNERS

      Brady Power Partners ("BPP"), a Nevada general partnership, was formed by Nevada Geothermal Power Partners (see NEVADA GEOTHERMAL POWER PARTNERS) and
ESI BH Limited Partnership ("ESI-BH") in July, 1991, for purposes of developing the Brady KGRA.

      In July, 1991, BPP agreed to purchase the assets of BHSGA, including rights to a 6.6 MW Power Purchase Agreement with Sierra, and assume the Company's debts with BHSGA.

      BPP and the Company thereafter entered into an agreement ("BPP Agreement") whereby the Company sold to BPP certain geothermal power assets in exchange for BPP's payment of $2,000,000 to the Company, a Gross Revenue Interest in the completed project and forgiveness of the claims BHSGA had against the Company.

      The BPP Agreement provided the Company the means to complete a voluntary reorganization of the Company.

      Beginning on July 19, 1991, BPP developed, financed, constructed and now operates the Brady Hot Springs Power Plant and services power purchase agreements for 20.5 MW of power with Sierra.

      In August 1991, the Company received cash consideration totaling $2,000,000 and project construction commenced and BPP transferred a Gross Revenue Interest ("GRI") in the Brady Hot Springs Power Plant Project to pay certain indebtedness of the Company. The revenues generated by the GRI are utilized to satisfy certain debts payable prior to reorganization, until paid in full or until there is no further revenue payable under the GRI. To date, the GRI services the indebtedness previously accrued by the Company in accordance with the BPP Agreement.

NEVADA GEOTHERMAL POWER PARTNERS

      Nevada Geothermal Power Partners ("NGPP") is a Nevada limited partnership whose general partners are Hot Springs Power Company ("HSP") and Nevada Energy Partners-I, LP ("NEP") and whose limited partners are certain cash investors and contractors. NGPP previously owned a 50% interest in BPP until May 1995, when NGPP interests in BPP were sold. NEP-I LP owns 31% of NGPP, (see NEVADA ENERGY PARTNERS I, LIMITED PARTNERSHIP).

NEVADA ENERGY PARTNERS I, LIMITED PARTNERSHIP

      Nevada Energy Partners I, Limited Partnership ("NEP") is a Nevada limited partnership whose general partner is Nevada Electric Power Company, Inc. (40% interest) and whose limited partner (60% interest) is the Company. Nevada Electric Power Company, Inc. is a Nevada corporation wholly owned by Jeffrey E. Antisdel, the Company's president and chief executive officer. The Company obtained its limited partnership interest in NEP through its issuance of 4,437,473 shares of the Company's Class B Common Stock (representing 100% of all Class B Common Stock issued and outstanding). As a result, NEP previously owned a fully diluted ownership interest in Brady Power Partners totaling 9%.

      Through the sale by NGPP of its 50% interest in BPP in May 1995, NEP's interest in BPP was liquidated. The Company realized a net gain of $585,511 in May 1995 as a result of its interest in NEP-I LP. Cash in the amount of $508,018 was received in July 1995. The remaining $77,493 receivable has been charged as uncollectible due to on-going litigation between NEP and HSP related to monetary and management disputes between HSP and NEP.

      As a limited partner of NEP, the Company was entitled to sixty percent (60%) of NEP's net distributable cash flow. To date, the Company has received no recurring revenues from its interest in NEP. Distributable cash flow from NEP to the Company has consisted of non-recurring developer fees, cost reimbursements, litigation recoveries and proceeds resulting from liquidation of NEP's BPP interest.

SAN JACINTO POWER COMPANY

      The Company formed San Jacinto Power Corporation, a Nevada Corporation, ("SJPC") on December 15, 1993. On December 15, 1993, the Company contributed 222,267 shares of Class A Common Stock and cash of $275,055 in exchange for its 50.01% Common Stock ownership interest in SJPC.

      On December 15, 1993, The New World Power Corporation ("New World") contributed 48,000 shares of its Common Stock to SJPC. On February 10, 1994, New World contributed cash of $149,970 to SJPC and contributed additional cash of $124,975 on March 8, 1994. New World owns a 49.99% ownership interest in SJPC.

      SJPC acquired in July, 1994 the operating assets of Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith which are known as the Triad Partnerships (collectively "Triad"). As a result of the acquisition, SJPC currently operates a wind turbine energy park in North Palm Springs, California. Energy sales are pursuant to a contract with Southern California Edison Company that has approximately 20 years remaining. A total of 64 wind turbines are currently available for operation, together with associated infrastructure, additional turbine sites, turbine towers, parts and service equipment and a long-term land lease with the BLM (collectively, the "Assets").

      SJPC was formed for the purpose of acquiring, holding and operating the Assets be acquired from Smith and Triad. On December 15, 1993, SJPC executed an Escrow Agreement and Management Agreement with Smith and Triad.

COMBUSTION ENERGY COMPANY

      The Company formed a wholly-owned subsidiary, Combustion Energy Company, Inc. ("CEC"), a Nevada corporation, on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners ("OPP") (See OREANA POWER PARTNERS below). The Company is also a limited partner in OPP.

      On November 30, 1994, the Company caused CEC to merge with Herth Printing and Business Supplies, Inc. ("Herth"), in exchange for Class A Common Stock of the Company. The Company, through its ownership of CEC, owns 100% of the post-merger business and has consolidated the financial results of CEC in its current and prior reporting periods.

OREANA POWER PARTNERS

      On February 12, 1993, the Company formed a Nevada limited partnership known as Oreana Power Partners ("OPP"). The partnership is currently owned equally owned by CEC and Geothermal Development Associates ("GDA") subsidiary, Energy Development Associates ("EDA").

      OPP was formed for the purpose of developing, financing and constructing a gas turbine electric generating facility to provide power to Sierra pursuant to power sales contracts to be obtained. OPP's primary development site is near Sierra's Oreana substation and electric transmission lines. OPP is currently inactive.

SAN JACINTO ENERGY CORPORATION

      On May 9, 1996, the Board of Directors initiated the formation San Jacinto Energy Corporation ("SJEC") for purposes controlling applicable shareholdings, debt instruments, partnership interests and power generating assets of the Company. SJEC was also formed for purposes of completing mergers and acquisitions within the geothermal and wind energy sectors with the intent of acquiring additional energy reserves.

CENTRAL COMMUNICATIONS CORPORATION

      On May 9, 1996, the Board of Directors initiated the formation of wholly owned subsidiary Central Communications Corporation ("Cencom"). Cencom was formed for purposes of controlling applicable rights, shareholdings, debt instruments, partnership interests and technologies to be acquired by the Company. Cencom was also formed for purposes of pursuing mergers and acquisitions of telecommunication companies and business operating in related sectors.

      On May 21, 1996, the Company announced the execution of a binding letter of intent for the purchase of Telecom Technologies, Inc., an Oregon corporation, in consideration of the Company's delivery of cash and equity securities valued at $2.5 million dollars by Cencom. The transaction is planned to close during the month of June, 1996. However, there are several conditions to closing, if any of the conditions are not satisfied, the transaction may not close.

TELECOM TECHNOLOGIES, INC.

      Telecom Technologies, Inc., ("TTI") is telephone services provider operating twenty (20) retail telephone service centers serving the needs of the Latin American community in the Western United States. The telephone service centers operated by TTI are known as a "Casetas", and are located in shopping centers and modular offices. Each Casetta provides its customers with the means to purchase long distance telephone debit cards, complete money transfers, send and receive telecopier transmissions and complete local and long distance telephone calls. TTI produces estimated annualized revenues of $3.0 million dollars per year, which are monitored by a home office.

                                BUSINESS OF ISSUER

CORPORATE OBJECTIVES

      The Company is an independent, non-regulated utility holding company primarily engaged in the development, financing, construction and operation of electric power facilities which generate electricity for sale to regulated utilities.

      As an independent electric power producer serving utility industry, the Company specializes in the acquisition, development, financing, construction and operation of electric power generating facilities which utilize renewable energy resources such as geothermal, biomass or wind energy resources.

      In addition to the Company's expertise in geothermal and wind energy development, the Company is actively seeking the merger, acquisition, development, financing and operation of various telecommunication companies and related businesses complimentary to its core lines of energy business for purposes of better positioning the Company for accelerated growth.

The corporate objectives of the Company are to:

      (1) Acquire, develop, finance, construct and operate electric power generating facilities utilizing geothermal and wind energy;

      (2) deploy Company owned power generating assets where risks are lowest; and

      (3) acquire telecommunication companies and related business operations which offer the Company increased growth opportunities.

      The Company is an operating stage company subject to all risks inherent in the establishment of new lines of business which are financed through equity financings, debt financings, partnership distributions, asset sales, litigation recoveries and management fees.

      The Company has been unable to finance operations from cash flow from operating revenues. Consequently, the Company has been required to sell equity to finance operations. The Company may seek to raise additional capital through subsequent financing(s) sufficient to satisfy the operational needs of the Company over the next fiscal year. The Company has received commitments for financing believed adequate for the coming twelve months of operation. However, there can be no assurance that such financing will be available when needed or on terms acceptable to the Company during the coming twelve months of operation.


POWER MARKETS

      Led by the California Public Utility Commission, over twenty (20) utilities commissions and the Federal Energy Regulatory Commission are considering the proposed restructuring and deregulation of electric power production and deliveries of electric power to utility customers.

      Today, electricity generation is no longer a monopoly in which the cheapest power is generated by the most capital intensive plants. Moreover, smaller, more fuel efficient technologies such as gas-fired combustion turbines and wind turbines have effectively reduced the traditional barriers to entry into markets dominated by coal fired and nuclear power production.

      In addition, legislators, regulators and individual states are increasing economic competition with adjacent states due to their realization of the overall importance which electricity prices have in creating, or destroying, regional competitive business advantages.

      Secondary to these issues, are increasingly environmentally conscious customers supporting "green power" options such as geothermal, wind, biomass or solar energy producers otherwise legally known as Qualifying Facilities ("QF").

      Presently, regulated electric utilities must purchase all power produced by qualifying renewable energy producers which are essentially wholesale utilities, known as "Qualifying Facilities" or "QFs", (See "GOVERNMENT REGULATION"). These utilities must buy all power produced from renewable energy sources at the retail utilities' highest incremental power cost, known as "avoided costs". These are the costs retail utilities would have to pay for the next future increment of power to go on-line. The avoided costs are those not incurred or costs "avoided" by the utilities because of plants constructed by renewable energy developers. The retail utilities avoid the costs of building new power plants while reselling the power to their normal customers at markups allowed by state regulatory agencies.

COMPETITION

      Competitors of the Company include major oil companies, independent oil and gas concerns, other independent power companies and power marketers. Most of the major competitors are much larger and better capitalized than the Company and have been in business from ten to fifteen years longer than the Company. Competition for long-term power sales contracts has increased due to the implementation of competitive bidding processes at most retail utilities.

GOVERNMENT REGULATION

      The following is a summary of the regulatory requirements, permits and approvals the Company must obtain, and other requirements that are relevant to the operation of the Company's business.

FEDERAL ENERGY REGULATORY COMMISSION ("FERC") LAW

      FERC legislation is enforced nationally, specifically to cause a shift from retail utility reliance upon polluting forms of non-renewable fossil fuels to more desirable domestic sources of clean power from renewable energy. This legislation was enacted to reduce the previous trend toward ever larger, centralized fossil and nuclear power plants and increasing reliance on foreign
energy sources.   FERC also recognized that utility system overall reliability may be increased by fuel and plant diversification of smaller size up to a desired system-specific mix of small and large plants.

POWER CONTRACT REGULATIONS

      The operations of the Company's developments will be directly affected by federal and state statutes, regulations and rules relating to the ownership of electrical generating facilities and the production and sale of electric power. The primary federal law determining the extent to which the current and future power plant projects will be subject to federal energy regulation is the Public Utilities Regulatory Policies Act of 1978 ("PURPA"). If an electrical power generating facility is a QF within the meaning of the regulations promulgated pursuant to PURPA by the FERC, and within the meaning of rules promulgated pursuant to both PURPA and the NPSC, then such facility and its owners will be able to take advantage of provisions designed to encourage alternative sources of electric power production. A facility will meet existing standards for a QF if it produces electricity primarily from a "renewable resource," such as geothermal, does not use oil, natural gas and coal for more than 25% of its energy input, and is not owned more than 50% by an electric utility or electric utility holding company. Section 210 of PURPA provides the framework for the promulgation of federal and state regulations, which would exempt a QF from existing state and federal regulation, and would require an electric utility to interconnect with a QF to purchase its power at a prescribed rate.

EXEMPTIONS FROM FEDERAL AND STATE REGULATIONS

      Regulations issued by FERC exempt (with certain exceptions) any QF using geothermal energy as a primary source under the Federal Power Act from the provisions of the Public Utility Holding Company Act of 1935 relating to electric utilities and from state laws regulating electric utility rates and financial organization. While the FERC regulations provide that FERC may limit the applicability of this broad exemption from state laws, upon request of a state regulatory authority or non-regulated electric utility, the NPSC has not requested FERC to limit the applicability of the exemption.

      While PURPA exempts certain QFs from federal and state laws regulating electric utilities, such QFs are not exempt from environmental laws and must comply with all applicable federal, state and local zoning, air and other environmental quality laws. In addition, PURPA's exemption from state regulation for QFs does not extend to exemption from state laws or regulations enacted to implement the FERC rules on Co-generation and Small Power Production, such as the SPP Rules provisions described above.

LOCAL PERMITS

The Company also requires special use permits for construction and operation, including access roads and power lines. In addition to these permits, the Company must also obtain permits from other state and local agencies. These permits include permits for temporary testing of existing geothermal wells which have been approved, flora, fauna and environmental compliance.

ENVIRONMENTAL COMPLIANCE

      In 1971, the Nevada Legislature enacted the Utility and Environmental Protection Act designed to strengthen review processes, protect environmental values and take into account the total costs of electric utility services. This law prohibits any public utility from commencing the construction of any electric generating facilities without a permit from the NPSC. Prior to commercial operation, the Company must obtain several environmental permits related to air quality, water quality, zoning, archeological and others matters. The Company has incurred no direct costs of compliance with local and Federal environmental regulations. Compliance costs are budgeted in project proposals and while the costs are generally not significant, compliance is considered an important factor.

TELECOMMUNICATIONS MARKET, COMPETITION AND GOVERNMENT REGULATION

      The Company has had limited experience in the telecommunications marketplace and is presently engaged in evaluating several business opportunities related to the proposed merger and/or acquisition of telecommunication companies and related businesses. The telecommunication markets are competitive, with companies such as ATT, MCI and Sprint dominating the communications marketplace. However, the

Company is currently focused upon acquiring and developing smaller "niche" companies engaged in providing specialty communications services and/or technologies associated with such as long distance services, switching, telephone debit card sales, retail service centers, and other related marketing services.

      Government regulation by the Federal Communications Commission and regional Public Service Commissions regulate various facets of such communications business. However, the Company is presently unable to fully quantify the extent of regulation to which it will ultimately be subject until such time operations are established.

RESEARCH AND DEVELOPMENT

      The Company has not incurred any expense for research and development activities in the last two fiscal years. The Company has focused its efforts development of additional business opportunities.

EMPLOYEES

      The Company and its consolidated subsidiaries currently employ fourteen
(14) full-time and two (2) part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

                       ELECTRIC POWER GENERATING EQUIPMENT

BINARY-CYCLE POWER PLANTS

      In the mid-1980's, the Company acquired a total of ten Ormat power plants with a gross nameplate rating of 3.7 MW. The Company owns six of these binary-cycle power plants and holds a secured interest in the other four plants (for financial statement purposes all ten units are treated as Company owned). These units can be utilized with lower temperature geothermal or waste heat energy sources. The Company is focused upon the profitable sale or deployment of these power plants in geothermal, biomass or heat recovery projects. These plants are presently located at Fernley, Nevada, awaiting sale or field deployment, (See BRADY GEO PARK POWER PARTNERS 1986 above).

RAFT RIVER POWER PLANT

      In the mid 1980's the Company acquired a 7.2 MW electric power generator together with its associated geothermal turbine, gear box, generator, fluid storage vessels, heat exchange vessels, pumps and other essential accessories which are identified herein as the Raft River Power Plant. These Raft River Plant is presently located at Fernley, Nevada, awaiting sale or field deployment, (See BRADY HOT SPRINGS GEOTHERMAL ASSOCIATES above.)

WIND TURBINES

      The Company's majority owned subsidiary, San Jacinto Power Company, owns several wind turbine generators with name plate capacity in excess of 9,300 Kw. The SJPC turbines are located and operating in North Palm Springs, California (See SAN JACINTO POWER COMPANY above.)

YERINGTON ACQUISITION COMPANY

      On April 10, 1995, the Company's Board of Directors approved the execution of documentation relating to the proposed acquisition by merger of Tad's Geothermal Inc., through the Company's wholly owned subsidiary, Yerington Acquisition Company (hereinafter referred to as the "Tads Acquisition").

      The Tads Acquisition provides that upon achieving conditions precedent to closing, the Company will acquire an operational geothermal power facility and a non-operational ethanol facility in exchange for the assumption of a $125,000 non-interest bearing note and issuance of restricted Class A common shares with a market value of $575,000. The primary condition precedent for closing is the assignment of two (2) power sales agreements with Sierra Pacific Power Company that have contract terms of approximately twenty years remaining, approval of the transaction by Sierra, approval by the Nevada Public Service Commission, environmental permitting and closing documentation acceptable in form and in substance to the Company's Board of Directors.

      Assets included in this acquisition are two (2) Ormat power plants, related control modules, 80 acres of real property, cooling spray ponds and related cooling infrastructure, geothermal water rights, electrical transmission infrastructure and related assets.

      It is the intent of the Company to retrofit the facility, improve cooling efficiencies, add black-start power generation capability and otherwise improve existing operations in a phased development approach.

      In December 1995, the Company transferred to Yerington Acquistion Company all of its right, title and interest in ten (10) Ormat power generating units together with its rights under the note receivable from BGPPP for purposes of consolidating the majority of its mobile, skid mounted Ormat power plants at the project site.

ITEM 3. LEGAL PROCEEDINGS.

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

      On October 13, 1992, a sequestrator was appointed and the shares of the Company standing in the names of Leland Mink, Walter MacKenzie, Donald Selfridge and Frank Carigula were seized to hold and preserve the shares of the Company until further order of the Court. As of June 9, 1994, The Delaware Court imposed sanctions against Stephen Munson related to non-compliance in matters of deposition. A default judgement against Frank Carigula has since been obtained in the amount of approximately $59,000 and the Company is seeking garnishments and attachments sufficient to satisfy the full amount of judgement. The judgement is beyond appeal. Approxiamtely $8,000 have been recovered to date.

      The case is currently pending as the Company is proceeding with further discovery. The Company does not believe this litigation will have an adverse material effect on its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the security holders of the Company, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                               MARKET INFORMATION

      As of June 7, 1996, there was, and remains, an established public trading market for the Company's Class A Common Stock on the "Small Cap" market of NASDAQ. The Company's listing was effective September 1, 1992. There was, and remains, no established public trading market for the Company's Class B Common Stock, Series A Preferred stock or Series B Preferred stock.

      The range of high and low bid information for the Company's Class A Common Stock is set forth in the following table:

                                             HIGH BID      Low Bid
      1991  Third Quarter                        $4.00       $0.50
            Fourth Quarter                        1.50        0.25
      1992  First Quarter                         4.00        1.31
            Second Quarter                        5.50        2.50
            Third Quarter                         4.38        3.00
            Fourth Quarter                        3.63        2.50
      1993  First Quarter                         3.38        2.13
            Second Quarter                        2.88        1.88
            Third Quarter                         3.00        2.13
            Fourth Quarter                        2.50        1.75
      1994  First Quarter                         2.13        1.38
            Second Quarter                        1.88        1.50
            Third Quarter                         1.75        0.94
            Fourth Quarter                        1.31        0.81
      1995  First Quarter                         1.38        0.50
            Second Quarter                        1.06        0.50
            Third Quarter                         1.00        0.50
            Fourth Quarter                        0.53        0.25
      1996  First Quarter                         1.06        0.25
            Second Quarter (to 6/07/96)           1.75        0.70

      The above trading data is provided on a calendar basis. No reliable price quotations were available for the three year period prior to the third quarter of 1991.

                                     HOLDERS

      There were 1,197 holders of record of the Company's Class A Common Stock as of May 15, 1996, excluding holders in street name. Estimated shareholders in street name as of May 15, 1996 are 1,300. There is one (1) holder of the Company's Class B Common Stock. In addition, there is one (1) holder of the Company's Series A Preferred stock and 4 holders of the Company's Series B Preferred stock.

                                    DIVIDENDS

      The Company has never paid cash dividends on any class of stock and has no plans to do so in the foreseeable future. The payment of cash dividends by the Company on the Company's Common Stock will continue to be restricted and otherwise limited due to the Company's need to finance its on-going operations and future growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS.

                               PLAN OF OPERATIONS

      The Company has an asset base which includes several electric power generating units (currently not in service and with a net book value of $5,226,063), unencumbered by debt, from which the Company plans to increase revenues and earnings. Management plans to deploy all of its idle power generating assets in one or more projects which are currently under review. If the Company is unable to sell or deploy these generating units there may be a material negative impact on the financial position of the Company (See "RISK FACTORS").

      During the year ended February 29, 1996, financial liquidity for on-going operations was provided primarily from sale of the Company's interest in the Brady Power Project, sales of Class A Common Stock through private placement and cash distributions and management fees received from San Jacinto Power Company. Additionally, an increase in cash liquidity resulted from the acquisition by merger of Herth Printing and Business Supplies, Inc.

      Cash used in operating activities in the fiscal year ended February 29, 1996 was $501,757. The after-tax loss from operations was $628,638, which included $66,375 of non-cash charges for depreciation and amortization and $462,527 in non-cash provisions for obsolescence on idle power generation equipment.

      Investing activities provided $504,944 in cash in fiscal year ending February 29, 1996, including asset sale proceeds of $585,512, proceeds of $25,000 forefeited by a purchaser of certain wind power generating equipment from SJPC and net of purchases of new equipment of $35,130 and advances to and investments in partnerships.

      Cash flow from financing activities in fiscal year ending February 29, 1996 provided net cash of $91,171, with receipts from cash sales of stock totaling $149,752. Net proceeds from new financing borrowings were $41,182 and related to insurance premium financing. Repayments on financing debt totaled $99,763.

      Cash used in operating activities in the fiscal year ended February 28, 1995 was $622,769. The after-tax loss from operations was $1,770,654, which included $52,839 of non-cash charges for depreciation and amortization and $379,239 in non-cash provisions for obsolescence on idle power generation equipment.

      Investing activities provided $67,554 in cash in fiscal year ending February 28, 1995, including asset purchases of $156,398 and asset sales proceeds of $232,656.

      Cash flow from financing activities in fiscal year ending February 28, 1995 provided net cash of $30,704, with receipts from cash sales of stock totaling $374,046. Net proceeds from new financing were $19,932 and related to insurance premium financing. Repayments on financing totaled $178,080, including $110,000 in notes payable on turbines purchased from Smith Wind by the Company's majority owned subsidiary San Jacinto Power Company. Pre-acquisition distributions paid to the owners of Herth Printing and Business supplies were $90,213.

      On April 10, 1995 the Company executed an agreement for the acquisition of Tad's Geothermal, Inc., ("Tads"), located in Yerington, Nevada. The closing of the Tads acquisition is subject to the fulfillment of certain conditions precedent to closing (See YERINGTON ACQUISITION COMPANY above). Tad's operates a binary cycle power generating facility which sells electric power to Sierra Pacific Power Company pursuant to the terms of two (2) power sales agreements. Tads has sufficient geothermal lands, geothermal production wells, permits, buildings, transmission infrastructure and cooling spray ponds to operate two Ormat power generating units substantially similar to the idle Ormat units owned by the Company.

                                  RISK FACTORS

      Associated with the Company's proposed Tads acquisition, there are certain technical defaults requiring cure related to long term disposal and/or reinjection of geothermal fluids which the Company has undertaken. In addition to the above mentioned risk, the Company may deploy one or more of its idle Ormat power plants for increasing power available for sale to Sierra. Risks attendant to such deployment include, but are not limited to, governmental permitting risks, construction risks in completing installation, cost overrun risks and operational risks. A lack of success in completing the sale or deployment of Company owned power plants may, in the opinion of the Company's auditors, requires provision for a reserve related to the carrying value of the Company's power generating assets.

      The Company has been unable to finance operations from revenues and cash flow. The Company has been financing operations from the sale of its Class A common stock, asset sales, litigation recoveries and management fees. Moreover, risks attendant to completing plant expansions includes closing equity financing sufficient to achieve the Company's initial construction and working capital needs. If such financing should not be completed, for any reason, there would be a material adverse effect on the 12 month operations of the Company.

      Similar risks exist in the proposed expansion of the wind farm owned by the Company's majority owned subsidiary SJPC. While neither the Company nor the minority owner, its development partner, have yet secured the requisite financing to initiate the proposed expansion. Lack of financing would have a material negative effect on the future returns expected from San Jacinto Power.

      Since the Company maintains a holding company structure, the Company does not intend to enter into direct purchases of capital equipment at the parent company level in order to complete the deployment of its idle power equipment in any proposed project. However, any capital expenditures required for project development will be completed at the subsidiary level and will most likely require equity, debt or project financing for which the Company will need to seek additional funding.

      The Company also evaluates, from time to time, prospective acquisitions in the telecommunication industry group. If such an acquisition were to occur and the Company were to suffer a material negative event, the Company's financial performance could be adversely and materially impacted. Significant acquisitions outside the Company's primary energy business may have the effect of reducing or eliminating certain tax benefits associated with prior net operating losses, as well negative financial impacts associated with possible accruals of goodwill and potential increased depreciation charges against earnings.

      Presently, there are no plans for product research and development at the parent company level over the coming twelve (12) months.

      The Company maintains offices at 401 East Fourth Street, Reno, Nevada 89502. The telephone number is (702) 786-7979.

                         LIQUIDITY AND CAPITAL RESOURCES

      Due to working capital constraints encountered during the course of the fiscal year, the Company has not yet met its goal of covering all of its operational costs with internally generated cash flows.

      As of February 29, 1996, the Company had $424,267 current assets. Cash of $132,243 including $36,146 held by its majority owned subsidiary San Jacinto
Power Company.   Trade receivables  of approximately $137,274 were available for ongoing operations. Inventory of $35,375 was held by Herth Printing and Business Supplies for utilization in its printing and business supply activities. Prepaids of $119,375 included approximately $74,840 in annual rental to the BLM paid by San Jacinto Power for its wind power electric generating operations.

      The Company has been advised that San Jacinto Power Company's primary customer for electric power sales (Southern California Edison or "SCE") is currently engaged in litigation with regard to power contract disputes. San Jacinto Power Company holds an 18.955 MW power sales contract substantially similar to the type of contract presently in dispute. The plaintiffs in the above mentioned cases, which have been consolidated into a core action, allege several claims against SCE, which include a claim for payment of higher rates for electric power sales to the plaintiffs. San Jacinto Power Company is closely monitoring the action and may, at some point in the future, join the consolidated action. There can be no assurance of success, if such litigation is joined. If the outcome of the litigation is unfavorable for the plaintiffs, the Company's position will remain relatively unchanged.

      The Company's existing contract with SCE provides for purchase of a maximum of 18.95 megawatts of output for a thirty year period. The initial ten
(10) year period provides for higher than contract average payments for energy and capacity combined. With respect to certain equipment (to be determined subject to the outcome of the above referenced litigation) rates were adjusted downward beginning in October 1995. The timing of the rate adjustment is generally based on the initial start-up date of each turbine. As a result of this adjustment to lower rates, the Company anticipates lower unit revenues from its wind farm.

      In the year ended February 28, 1995, approximately $233,000 was expended to refurbish the Company's wind turbine equipment. Substantial additional amounts were also expended in extraordinary maintenance on the subject equipment. The Company believes its efforts to improve the quality and efficiency of its equipment will help offset lower rates. The Company will also be dependent upon variable wind speeds approximating historical rates to achieve its operating goals.

      To date, the Company's 60% ownership stake in NEP has provided no recurring equity returns, primarily due to costs associated with certain credit enhancements and loan guarantee costs provided by ESI Energy, Inc. and NEP's continuing litigation with HSP. During the year ending February 29, 1996, the Compnay has received through NEP $508,018 in cash from the sale of NEP's interest in the Brady Power Project (held by NEP through its 50% intereest in NGPP). The Company is also due an additional $77,493 from NEP as a result of the above reference sale. However, litigation between NEP and NGPP may, in the opinion of management, cause this amount to be uncollectible. The Company expects no further income from NEP and is evaluating options related to sale of its interests in NEP.

      The Company has timely met the majority of its debt obligations, with the exception of amounts owed to taxing authorities, its officers and certain professionals employed by the Company. Two payments to the IRS were due at February 29, 1996. These were made subsequent to May 1, 1996. The Company further reduced its operating costs during the fiscal year by closing its corporate offices located at 989 Bible Way, Reno, NV and subsequently relocating its corporate offices to the office building owned by wholly owned subsidiary Herth Printing and Business Supplies.

      The majority of the Company's ongoing expenses are for operating expenses, auditing fees, legal fees, expansion of existing business operations, deployment of Company owned power plants and the development of additional lines of business.

                                      DEBT

      At fiscal year end February 29, 1996, the Company's total current liabilities were $436,009. Other liabilities included accrued payroll and accrued audit expenses. The liabilities subject to compromise represent the long-term settlement amount for withholding taxes and related penalties and interest due to the Internal Revenue Service, less payments made to date. Under the terms of the settlement, the Company has been repaying this amount over a term of 3 years at $4,940 per month plus 7% interest. As of February 29, 1996, the Company had made nineteen (27) payments in accordance with the terms of the proposed settlement schedule. Although the schedule of payments was verbally agreed to by the IRS, there has been no written acceptance by the IRS delivered to the Company to date.

                              RESULTS OF OPERATIONS

GENERAL COMMENTS

      The Company has, during fiscal year 1995 continued to look for and bid upon opportunities to deploy its current core of idle power generating equipment. The Company has sought to deploy the power generation plants and equipment where little resource development risk was present. Development opportunities in the Philippines, the Caribbean and Central America have been evaluated from the standpoint of seeking least risk opportunities. More specifically, the Company has sought to either acquire a fully developed geothermal resource or a fully developed geothermal plant to which its assets could be deployed with reduced risk.

      Additionally, the Company has continued its due diligence investigations of numerous development opportunities involving the acquisition of distressed power generating facilities, such as the acquisition of the San Jacinto wind power assets.

REVENUES AND EXPENSES

      Consolidated revenue in fiscal year ending February 29, 1996 declined approximately 0.9% to $1,625,636 from $1,641,776. The declines in revenues from fiscal year 1995 to fiscal year 1996 were equal between energy sales and printing and business supply sales. The decline in energy sales was a result of contractually lower rates received in the forth quarter and slightly lower than seasonal average wind activity. Printing and business supply revenues were affected by lower rates in the business supply segement as a result of competetive pressures. The Company is shifting its emphasis to the more profitable segment of its business which is custom print work. Subsequent to year end, the Company acquired a new high speed, high capacity printing press. The Company expects growth in this segment of its business as the result of hiring a commission salesman with extensive contacts in the local market. Print revenues for 1995 were $608,141 compared to $562,998 in 1995. Office supply revenues for 1996 were $374,113 compared to $426,440 in 1995.

      San Jacinto has been a successful acquisition for the Company. Cash returns to the Company on cash investments in San Jacinto for retrofit and other improvements have substantially been recovered. Since the Company began managing SJPC operations, cash of $241,019 has been received by the Company in the form of on-going management fees and cash distributions from San Jacinto Power Company between the acquition in June 1994 and February 29, 1996. The Company's cash investment in San Jacinto Power totaled $275,055. A total of $52,500 in cash payments were received in fiscal 1996.

      Other income in the year ended February 29, 1996 included $585,299 received from Nevada Energy Partners I, Limited Partnership ("NEP") as a result of the sale of its interest in the Brady Power Project and $25,000 from a non-refundable deposit retained by SJPC in connection with the proposed sale of some of its wind power generating equipment. Interest income was $8,198, representing earnings on funds invested in money market accounts. Other income was principally from scrap sales. Loss from partnership interests of $46,015 resulted from advances to NEP primarily to fund NEP's litigation with HSP, NGPP's managing partner relating to internal NGPP partnership disputes. Interest expense of $19,767 related to insurance premium financing, the Herth mortgage note and the settlement proceeds payable to the IRS.

      Gain on disposition of assets in 1995 resulted from the sale of a large crane and three inoperable wind turbines by San Jacinto Power for a gain of $139,721 and a $45,016 gain on recovery of claims receivable held by the Company. Interest income was $7,175, representing earnings on funds invested in money market accounts. Other income of $48,308 was from developer fees received through the Company's interest in NEP. Loss from partnership interests of $3,245 resulted from advances to NEP to fund its operating expenses. Interest expense of $32,460 related to insurance premium financing, the Herth mortgage note and the settlement payable to the IRS.

      COSTS AND EXPENSES COMPARISON OF 1996 AND 1995

      Costs and expenses of operations for fiscal year 1996 were $2,897,988 compared to $3,527,541 in fiscal year 1995. Costs of sales of the printing and business supply operations were $695,774 in 1996 and $664,837 in 1995 . The cost of sales increase from 67.2% to 71.0% was caused by an increase in material costs, primarily raw paper stock, from 46.5% to 48.1% with labor costs increasing from 11.8% to 12.8%, cost of printing supplies increased from 1.5% to 2.5% with direct commission costs increasing from nothing to $14,195. The Company anticipates increased material costs during fiscal 1996 due to rising paper costs. The Company is unable to predict the extent to which such costs can be passed on to its customers and therefore can not estimate the effect of these expected increases on profitability.

      Cost of operations relates directly to the cost of maintaining and operating the energy production facilities of San Jacinto Power Company's wind farm operations in Palm Springs, CA and other power generating equipment. Total costs increased from $366,980 in 1995 to $543,149 in 1996. The 1995 costs represent only 8 months of operations since the Company took possession of the wind farm on June 24, 1994. Per month average costs decreased from $45,872 in 1995 to $45,262 in 1996. Total cost for 1996 were adversely affected by the cost of flood damage repair which totaled in excess of $40,000 and also reflect a full year of land lease costs versus eight months cost in 1995. Actual routine operating costs decreased. This was a result of the impact on operating efficiency of the refurbisment expenditures in 1995 and lower contract monthly maintenance costs begining on January 15, 1996.

      Costs were related to maintaining the Company's idle power generation equipment were $3,600 in 1996 and $5,953 in 1995. The remaining 1996 costs were $367,509 for equipment repairs and maintenance, $89,937 paid to the U.S. BLM for land lease, $15,434 for property taxes and $66,669 for other site costs (including flood damage repair). The 1995 costs were $275,138 for equipment repairs and maintenance, $61,385 paid to the U.S. BLM for land lease, $11,186 for property taxes and $13,318 for other site costs.

      Depreciation expense was $66,375 in 1996, versus $52,839 in fiscal year 1995. The increase was directly related to the purchase and operation of the wind farm assets beginning in late June 1994. Both fiscal years 1996 and 1995 included provisions for obsolescence on idle company electric power generation equipment. These assets are carried at the lower of cost, net of accumulated obsolescence charges, of $2.6 million, or estimated appraised value as of February 29, 1996. An independent appraisal completed in May 1996 placed a value of $5.7 million on these assets and the obsolescence charges for 1996 included $83,288 of additional charges to adjust the net value of the Ormat units to the fair market appraisal value.

      Professional fees for fiscal year 1996 were $372,148 including $109,426 for general legal expenses, accounting and audit fees of $67,995, payments in consideration of a non-competition agreement with the former owner/manager of Smith Wind of $180,000 and other outside professional services of $14,723 including professional appraisal costs of $9,500 and engineering fees related to project development of $5,223.

      Professional fees for fiscal year 1995 were $508,929 including $174,521 for general legal expenses, accounting and audit fees of $104,461, financial consulting services of $44,000 principally related to on-going development of financing sources, payments in consideration of a non-competition agreement with the former owner/manager of Smith Wind or $123,500 and other outside professional services of $72,446 including professional appraisal costs of $10,725, engineering fees related project development of $5,000, public relations consulting fees of $21,000 and $25,722 in various other services.

      General and administrative expenses for fiscal year ending February 29, 1996 were $758,015. This included $361,245 in salaries, wages and related payroll taxes, $117,644 for public and shareholder relations, $182,521 in general office expenses, $85,602 in directors fees and expenses, $23,313 in travel and related expenses, a credit of $12,866 for various taxes and fees and $555 for miscellaneous office expenses.

      General and administrative expenses for fiscal year ending February 28, 1995 were $1,554,718. This included $357,099 in salaries, wages and related payroll taxes, $915,408 for public and shareholder relations, $101,644 in general office expenses, $108,179 in directors fees and expenses, $39,149 in travel and related expenses, $25,934 for various taxes and fees and $7,304 for miscellaneous office expenses. Under an agreement entered into in June 1994, the Company contracted for various services related to public and shareholder relations, the development of its markets and potential merger candidates. The services were to be provided, and continue to be provided, over an eighteen month period. Payment for the services was in the form of restricted Class A common stock. A total of 500,000 shares were issued at $1.75 per share for a total agreed value of $875,000. While significant services were yet to be performed at year end February 28, 1995, the Company elected not to carry a prepaid balance into the current year, as it had initially intended, because the program had not had its intended impact on the Company's share market. Based on the early stages of the program, the Company believed that some portion of the contract amount would be reported as prepaid expense at February 28, 1995, and therefore in an early release of unaudited financial data, a portion of the contract was treated as prepaid at February 28, 1995. All amounts relating to the program have been expensed in the accompanying financial statements.

INCOME TAXES

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires tax computations different from those currently used by the Company. The Company adopted this Statement in fiscal year 1994. The Company believes that the adoption of this Statement will not have an impact on future financial statements.

      As of February 29, 1996, the Company had Federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $5,006,777 expiring in 2006 through 2010.

      The Company has no remaining energy credit carryforwards of as of February 29, 1996.

      There can be no assurance that the available tax loss carryforwards will be utilized by the Company or that such tax loss carryforwards will be allowed by the Internal Revenue Service.

NET INCOME (LOSS)

      The total operating loss for fiscal year 1996 was $628,638. The operating loss for fiscal year 1995 was $1,770,654.

ITEM 7.  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are filed to meet the requirements of this item. (See Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K for references to page numbers, where included).

      Consolidated Balance Sheets as of February 29, 1996.

      Consolidated Statements of Operations for the Years ended February 29, 1996, February 28, 1995.

      Consolidated Statements of Cash Flows for the Years ended February 29, 1996, February 28, 1995.

      Consolidated Statements of Shareholders' Equity for the Years ended February 29, 1996, February 28, 1995.

      Notes To Consolidated Financial Statements.

                             INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Nevada Energy Company, Inc.:


    We have audited the accompanying consolidated balance sheet of Nevada Energy Company, Inc. and subsidiaries as of February 29, 1996, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended February 29, 1996 and February 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nevada Energy Company, Inc. and subsidiaries as of February 29, 1996, and the results of their operations and their cash flows for the years then ended February 29, 1996 and February 28, 1995 in conformity with generally accepted accounting principles.


/s/ Kofoury, Armstrong & Company

Reno, Nevada
May 31, 1996

                             NEVADA ENERGY COMPANY, INC.
                              CONSOLIDATED BALANCE SHEET
                                  FEBRUARY 29, 1996


                                        ASSETS


CURRENT ASSETS
 Cash                                                              $   132,243
 Receivables (net of allowance for
    doubtful accounts of $0)                                           137,274
 Inventory                                                              35,375
 Deposits and prepaid expenses                                         119,375
                                                                      --------

           Total Current Assets                                        424,267
                                                                      --------




PROPERTY AND EQUIPMENT, at cost - Note 1
 Furniture, equipment and vehicles                                     229,580
 Building                                                              253,156
 Power generation equipment                                          1,087,607
 Idle power generation equipment (net of
    reserve for obsolescence of $2,648,032)                          5,226,063
 Land                                                                   70,000
                                                                   -----------

                                                                     6,866,406

    Less:  Accumulated depreciation
       and amortization                                               (336,277)
                                                                   -----------

           Net Property and Equipment                                6,530,129
                                                                   -----------



OTHER ASSETS - Note 2
 Investments in partnerships                                             3,227
 Investments in subsidiaries                                            24,546
 Power purchase agreements (net of amortization
    of $4,212) - Note 1                                                 48,288
 Other assets                                                            1,102
                                                                   -----------

                                                                        77,163
                                                                   -----------

           Total Assets                                            $ 7,031,559
                                                                   -----------
                                                                   -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable                                                  $   187,455
 Short-term borrowings - Note 3                                         42,041
 Payable to related party - Note 4                                      37,965
 Accrued payroll                                                        60,294
 Other liabilities                                                      65,047
 Liabilities subject to compromise                                      43,207
                                                                   -----------

           Total Current Liabilities                                   436,009
                                                                   -----------

NON-CURRENT LIABILITIES
 Mortgage payable - Note 3                                              15,688
                                                                   -----------

           Total Non-Current Liabilities                                15,688
                                                                   -----------

COMMITMENTS AND CONTINGENT LIABILITIES - Note 10                          -
                                                                   -----------

           Total Liabilities                                           451,697
                                                                   -----------

MINORITY INTEREST IN SUBSIDIARY - Note 2                               698,430
                                                                   -----------

SHAREHOLDERS' EQUITY - Notes 1, 5, 6, and 7
 Preferred stock, $.001 par value;
    authorized 2,000,000 shares, issued and
    outstanding, none at February 29, 1996                                   -
 Class A common stock, $.001 par value;
    authorized 25,000,000 shares, issued and
    outstanding 8,808,485 shares at
    February 29, 1996                                                    8,808
 Class B common stock, $.001 par value;
    authorized 25,000,000 shares, issued and
    outstanding 4,437,473 shares at
    February 29, 1996                                                    4,437
 Additional paid-in capital                                         11,528,754
 Accumulated deficit                                                (5,651,466)
 Treasury stock, Class A, 16,785 shares at
    February 29, 1996; Class B, 2,299,953
    shares at February 29, 1996                                         (9,101)
                                                                   -----------

           Total Shareholders' Equity                                5,881,432
                                                                   -----------

           Total Liabilities and
              Shareholders' Equity                                 $ 7,031,559
                                                                   -----------
                                                                   -----------

The accompanying notes are an integral part of these consolidated statements.

                             NEVADA ENERGY COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                   FEBRUARY 29,  FEBRUARY 28,
                                                       1996          1995
                                                 -------------   -------------
REVENUES
 Energy sales                                      $  646,030      $   652,338
 Printing and business supply sales                   979,606          989,438
                                                   ----------      -----------

           Total Revenues                           1,625,636        1,641,776
                                                   ----------      -----------

COSTS AND EXPENSES
 Cost of sales                                        695,774          664,837
 Cost of operations                                   543,149          366,980
 Depreciation and amortization - Note 1                66,375           52,839
 Provision for obsolescence - Note 1                  462,527          379,239
 Professional fees                                    372,148          508,929
 General and administrative                           758,015        1,554,717
                                                   ----------      -----------

           Total Costs and Expenses                 2,897,988        3,527,541
                                                   ----------      -----------

OTHER INCOME AND (EXPENSES)
 Interest income                                        8,198            7,175
 Other income                                          24,130           48,308
 Gain on disposition of assets                        610,299          184,737
 Loss from partnership interests                      (46,015)          (3,245)
 Interest expense                                     (19,767)         (32,460)
                                                   ----------      -----------

           Total Other Income and (Expenses)          576,845          204,515
                                                   ----------      -----------

           (Loss) before Taxes and Minority
             Interests                               (695,507)      (1,681,250)

           Provision for Income Taxes - Note 8            933              866
                                                   ----------      -----------

           (Loss) before Minority Interests          (696,440)      (1,682,116)

MINORITY INTERESTS IN SUBSIDIARY'S
 EARNINGS AND (LOSSES) - Notes 1 and 2                 67,802          (88,538)
                                                   ----------      -----------

           Net (Loss)                              $ (628,638)     $(1,770,654)
                                                   ----------      -----------
                                                   ----------      -----------

           Net (Loss) Per Share - Notes 1 and 6        $(0.07)          $(0.24)
                                                   ----------      -----------
                                                   ----------      -----------


The accompanying notes are an integral part of these consolidated statements.

                             NEVADA ENERGY COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


                                                    FEBRUARY 29,  FEBRUARY 28,
                                                        1996          1995
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                         $(628,638)     $(1,770,654)
 Adjustments to reconcile:
    Depreciation and amortization                      66,375           52,839
    Reserve for obsolescence                          462,527          379,239
    (Gain) on disposition of assets, net             (610,299)        (184,737)
    Equity in loss from partnership interests          46,015            3,245
    Stock issued to directors/officers/employee        18,362           45,730
    Stock issued for services                          50,000          926,700
    Minority interest in subsidiary's earnings
       and (losses)                                   (67,802)          88,538
    Changes in assets and liabilities:
       (Increase) decrease in receivables             111,126         (136,143)
       Decrease in receivables from related party      37,500           87,475
       (Increase) decrease in inventory               (10,312)           7,625
       (Increase) decrease in deposits and prepaids     6,437          (46,921)
       Decrease in other assets                        10,035             -
       Increase in accounts payable                    42,314           11,679
       Increase (decrease) in accounts payable to
           related party                              (20,156)          58,122
       Increase (decrease) in other liabilities        26,532          (90,706)
       (Decrease) in liabilities subject
           to compromise                              (41,773)         (54,800)
                                                   ----------       ----------
           Net Cash Provided (Used) in
             Operating Activities                    (501,757)        (622,769)
                                                   ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment         585,512          232,656
 Forfeited non-refundable deposit on
    offer                                              25,000             -
 Purchase of property and equipment                   (35,130)        (156,398)
 Advances to and investments in partnerships          (70,438)          (8,704)
                                                   ----------       ----------
           Net Cash Provided (Used) in
             Investing Activities                     504,944           67,554
                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on financing                      (99,763)          19,932
 Proceeds from new financing                           41,182         (178,080)
 Proceeds from cash sales of common stock             149,752          374,046
 Contribution from (payment to) minority interest        -             (94,981)
 Cash dividends - Note 10                                -             (90,213)
                                                   ----------       ----------
           Net Cash Provided (Used) in
             Financing Activities                      91,171           30,704
                                                   ----------       ----------
           Net Increase (Decrease) in Cash             94,358         (524,511)
CASH, Beginning of Year                                37,885          562,396
                                                   ----------       ----------
CASH, End of Year                                   $ 132,243      $    37,885
                                                   ----------       ----------
                                                   ----------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                      $  19,767      $    32,460
                                                   ----------       ----------
                                                   ----------       ----------
 Taxes paid through payments on liabilities
    subject to compromise                           $  41,773      $    54,800
                                                   ----------       ----------
                                                   ----------       ----------

The accompanying notes are an integral part of these consolidated statements.

                             NEVADA ENERGY COMPANY, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

                                                  CLASS A COMMON                CLASS B COMMON         PREFERRED STOCK
                                      -----------------------------------   --------------------  -----------------------
                                         NUMBER                               NUMBER                 NUMBER
                                           OF                                   OF                     OF
                                         SHARES       AMOUNT   SUBSCRIBED     SHARES      AMOUNT     SHARES      AMOUNT
                                      -----------    --------  ---------- ----------     -------    ---------   -------
BALANCES, February 28, 1994           5,558,798     $ 5,559    $   -      3,476,875      $3,477        -         $ -
  Shares issued for cash - Note 6       442,867         443        -           -           -           -           -
  Shares issued for services - Note 6   612,573         612        -           -           -           -           -
  Shares issued for asset
     acquisition - Notes 2 and 6           -           -           -           -           -           -           -
  Stock dividends at market
     value - Note 6                     895,243         895        -        548,043         548        -           -
  Transfer of surplus for stock
     dividend                              -           -           -           -           -           -           -
  Stock subscribed - Note 6                -           -        250,000        -           -           -           -
  Cash dividend - Note 10                  -           -           -           -           -           -           -
  Net (loss) for the year ended
     February 28, 1995                     -           -           -           -           -           -           -
                                      ---------     -------    --------   ---------      ------    --------      ------
BALANCES, February 28, 1995           7,509,481       7,509     250,000   4,024,918       4,025        -           -
  Shares issued for cash - Note 6       333,333         333    (250,000)       -           -           -           -
  Shares issued for services - Note 6   145,842         146        -           -           -           -           -
  Stock dividends at market
     value - Note 6                     819,829         820        -        412,555         412        -           -
  Transfer of surplus for stock
     dividend                              -           -           -           -           -           -           -
  Net (loss) for the year ended
     February 29, 1996                     -           -           -           -           -           -           -
                                      ---------     -------    --------   ---------      ------    --------      ------
                                      8,808,485     $ 8,808    $   -      4,437,473      $4,437        -         $ -
                                      ---------     -------    --------   ---------      ------    --------      ------
                                      ---------     -------    --------   ---------      ------    --------      ------

                                        ADDITIONAL                                      TOTAL
                                         PAID-IN       ACCUMULATED     TREASURY      SHAREHOLDERS'
                                         CAPITAL         DEFICIT         STOCK          EQUITY
                                       -----------    ------------     ----------    -------------
BALANCES, February 28, 1994           $10,060,347    $(3,252,174)     $(230,789)    $6,586,420
  Shares issued for cash - Note 6         273,930           -              -           274,373
  Shares issued for services - Note 6     971,818           -              -           972,430
  Shares issued for asset
     acquisition - Notes 2 and 6             -              -           222,267        222,267
  Stock dividends at market
     value - Note 6                     1,057,940     (1,059,383)          (331)          (331)
  Transfer of surplus for stock
     dividend                          (1,059,383)     1,059,383           -              -
  Stock subscribed - Note 6                  -              -              -           250,000
  Cash dividend - Note 10                 (90,213)          -              -           (90,213)
  Net (loss) for the year ended
     February 28, 1995                       -        (1,770,654)          -        (1,770,654)
                                      -------------   ------------     ---------    ------------
BALANCES, February 28, 1995            11,214,439     (5,022,828)        (8,853)     6,444,292
  Shares issued for cash - Note 6         247,331           -              -            (2,336)
  Shares issued for services - Note 6      68,216           -              -            68,362
  Stock dividends at market
     value - Note 6                       802,321       (803,553)          (248)          (248)
  Transfer of surplus for stock
     dividend                            (803,553)       803,553           -              -
  Net (loss) for the year ended
     February 29, 1996                       -          (628,638)          -          (628,638)
                                      -------------   ------------     ---------    ------------
                                      $11,528,754    $(5,651,466)     $  (9,101)    $5,881,432
                                      -------------   ------------     ---------    ------------
                                      -------------   ------------     ---------    ------------

The accompanying notes are an integral part of these consolidated statements.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995



Note 1 - Organization and Summary of Significant Accounting Policies:

    PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Combustion Energy Company, Inc. ("CEC"), a Nevada corporation, Yerington Acquisition Company, Inc., a Nevada corporation and its majority owned subsidiary San Jacinto Power Company, a Nevada corporation (See Note 2). On November 30, 1994, the Company's wholly owned subsidiary CEC completed a merger with Herth Printing and Business Supplies, Inc. ("HPBS" - see notes 2 and 6). This acquisition has been treated as a pooling of interests and accordingly, the consolidated financial statements presented herein have been restated to include the accounts of HPBS. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    POWER GENERATION EQUIPMENT:

         Power generation equipment is carried at cost and consists of 64 wind turbine generators and associated infrastructure operated in California by San Jacinto Power.

    IDLE POWER GENERATION EQUIPMENT:

         Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output and the relocated Raft River Power Plant with an estimated capacity of up to 7,200 KW of output. Total net book value of these assets is $5,309,351.
    A recent appraisal (May 1996) of these assets determined the fair market value to be $5.7 million. The Company intends to sell these assets in the future.

    LAND AND BUILDINGS

         Included in the assets of HPBS (see above) is a ten thousand eight hundred (10,800) square foot building containing office space, print shop and warehouse space with an historical cost of $249,602 and approximately
    1.0 acres of fee land with a book value of $70,000.

    DEPRECIATION AND AMORTIZATION:

         The Company provides for depreciation of buildings, furniture and field equipment utilizing straight-line and accelerated methods over the useful lives of three to twenty-one years beginning when assets are placed in service. Costs of power generation equipment represents 64 wind turbines together with related infrastructure, in use by the Company's majority owned

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

    subsidiary San Jacinto Power, which has been recorded at acquisition cost and is being depreciated over the remaining 21 year life of the related Power Purchase Agreement acquired in the same transaction. The Power Purchase Agreement was valued at $52,500, its estimated value when acquired, and it is being amortized on a straight line basis over the remaining 21 years.

         Idle geothermal power generation equipment was adjusted to the lower of cost or appraisal value at February 29, 1992. Subsequently, provisions for obsolescence have been provided based on the remaining economic life
    estimated to be eighteen years at that time.   Based on the May 1997
    appraisal, an additional $83,288 of obsolescence was provided on the Ormat power plants reducing their net book value to the appraisal value of $2.7 million. The HPBS vehicles, equipment and building are recorded at acquired book value and are being depreciated over their remaining useful lives.

    NET INCOME (LOSS) PER COMMON SHARE:

         The net income (loss) per common share is computed based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Class A shares issued in conjunction with the merger of HPBS and CEC (See Notes 1 and 6) have been treated as issued at February 28, 1993. Shares issued as dividends (Notes 6 and 12) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 8,780,707 in the year ended February 29, 1996 and 7,678,077 in the year ended February 28, 1995. Shares issuable upon exercise of warrants or options are excluded from the computation since the effect of their inclusion would be antidilutive. Shares of Class B Common Stock are excluded from the computation since Class B shareholders do not participate in the earnings of the Company.

    BUSINESS SEGMENT INFORMATION

         The Company currently classifies its business activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in fiscal 1996 and 1995 is as follows (amounts in thousands):

                                       ELECTRIC       PRINTING
                                        POWER        AND OFFICE
($000)                                PRODUCTION      SUPPLIES    CONSOLIDATED
- ------                                ------------    ----------  --------------
1996
Sales *                                 $ 646          $ 980          $ 1,626
Operating Income (Loss)                  (659)            30             (629)
Identifiable assets                     6,526            506            7,032
Depreciation/amortization                  54             12               66
Provision for obsolescence                463            -                463
Capital expenditures                      -               32               32

                                       ELECTRIC       PRINTING
                                        POWER        AND OFFICE
($000)                                PRODUCTION      SUPPLIES    CONSOLIDATED
- ------                                ------------    ----------  --------------
1995
Sales                                  $  653          $ 989          $ 1,642
Operating Income (Loss)                (1,841)            70           (1,771)
Identifiable assets                     6,751            272            7,023
Depreciation/amortization                  37             16               53
Provision for obsolescence                379            -                379
Capital expenditures                      156            -                156

    Intra-segment transactions, which are not material, have been eliminated.

           * Substantially all revenues from the electric power production were generated from sales to Southern California Edison Company
              (SCE) under the Power Purchase Agreement, which will expire in 2015. Pursuant to the agreement, SCE will purchase all electricity generated by the Company's wind system at the price computed based on the forecast of annual as-available capacity and a standard rate approved by the Public Commission of the State of California. The Company's revenue from SCE of approximately $646,030 represents 39.7% of the total revenue of the Company in 1996.

          ** Includes $5,226,063 of net idle power generation equipment in 1996 and $5,688,590 of net idle power generation equipment in 1995. Note 2 - Investments in Partnerships and Consolidated
              Subsidiaries:

    COMBUSTION ENERGY COMPANY, INC.

         Combustion Energy Company, Inc., a Nevada corporation, ("CEC") was formed on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners (see below). CEC's assets consist of its one percent (1%) partnership interest in Oreana Power Partners, currently valued at $95 based on its initial cash investment less accumulated losses return of capital, and its ownership of the assets of HPBS (See Notes 1 and 6).

    COMBUSTION ENERGY COMPANY MERGER WITH HERTH PRINTING

         On November 30, 1994 the Board of Directors of the Company and the shareholders of Herth Printing and Business Supplies, Inc. approved the merger of NEC's subsidiary CEC with HPBS which resulted in HPBS becoming a wholly-owned subsidiary of NEC. Under the terms of the agreement, HPBS shareholders received 641,784 shares of the Company's class A common stock in exchange for all of the outstanding shares of HPBS. HPBS was established in 1983 as a sole proprietorship as a printing and retail office supply business. The proprietors incorporated the business on November 1, 1994.

         The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

    Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):


             YEAR ENDED
         FEBRUARY 29, 1996         COMBINED         NEC           HPBS
         -----------------        ----------      -------        ------
         Net revenues             $ 1,626         $   646        $  980
         Net income (loss)           (629)           (659)           30

             YEAR ENDED
         FEBRUARY 28, 1995
         -----------------
         Net revenues             $ 1,642         $   653        $  989
         Net income (loss)         (1,771)         (1,841)           70

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

         Also under the terms of the Escrow Agreement, on December 15, 1993, the New World Power Corporation ("New World") contributed 48,000 shares of its Common Stock, with market value of $516,000 at time of issue, to SJPC. On February 10, 1994, New World contributed cash of $149,970 to SJPC and delivered a balance of cash of $124,975 on March 8, 1994. New World's contribution of Common Stock and cash of $274,945 to SJPC are in exchange for its 49.99% ownership interest in SJPC. The shares of Class A Common Stock contributed to SJPC by the Company and the Common Stock of New World are collectively referred to herein as the "Shares". The number of shares to be issued by the Company and New World were established in an Asset Purchase Agreement dated July 1, 1993 with no adjustment required due to stock price variations to date of issue. The Escrow Agreement provides for the shares of the Company and New World to be held for a two year period from December 15, 1993, prior to distribution to the sellers. During the two year period, certain costs arising in connection with the purchase transaction could result in the number of shares finally transferred to the seller being reduced. Such costs include unassessed claims for property taxes, prior environmental infractions, prior BLM assessments, limited partner claims and other contingent costs to be assessed against the sellers. There is no provision for an increase in the number of shares to be distributed.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

         The Company and New World subsequently engaged in negotiations to acquire the operating assets of Smith Wind Energy Company and six affiliated limited partnerships operated by Smith which are known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships (collectively "Triad"). Smith and Triad were operating a wind turbine energy park in North Palm Springs, California. Energy sales were pursuant to a long-term contract with Southern California Edison Company. A total of 77 wind turbines were available for operations, together with associated infrastructure, additional turbine sites, turbine towers, parts and service equipment and a long-term land lease with the BLM (collectively, the "Assets").

         SJPC was formed for the purpose of acquiring, holding and operating the Assets to be acquired from Smith and Triad. The acquisition of the Smith/Triad assets by SJPC was completed and effective on June 24, 1994. The results of operations of Smith/Triad from June 24, 1994 have been included in the accompanying consolidated financial statements for the year ended February 28, 1995. The purchase price of $1,038,029 was equal to the agreed value of the shares plus assumed liabilities totalling approximately $293,957 for long-term secured debt and certain delinquent property taxes.

         The total cost was allocated based on managements estimate of fair market value of assets acquired, except for prepaid BLM rent which was valued at cost, as follows:

              Field Equipment                        $   21,177
              Prepaid BLM Rent                           46,892
              Power Sales Contract                       52,500
              Power Generation Equipment                917,460
                                                      ----------

                        Total                        $1,038,029
                                                      ----------
                                                      ----------

         SJPC also entered into a non-competition agreement with the former owner/general partner of Smith which provided for payment of $15,000 per month for two years and a non-competition period of two years to begin at
    the closing date of June 24, 1994.    In conjunction with the retrofitting
    of the acquired wind turbines, no interest has been capitalized.  Retrofit
    was done on a unit-by-unit basis, with no extended down time.   SJPC has
    been in discussions with various wind-farm developers with the objective of expanding capacity at its present site. There are no agreed commitments for expansion at this time.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

MT. APO CORPORATION

         Mount Apo Corporation, a Nevada corporation ("MAC") was formed on May 9, 1994. MAC is a joint venture of NEC and Geothermal Development Associates and was formed for the purpose of submitting a competitive bid on a 40 MWe geothermal project in the Philippines. The bid was unsuccessful. The Company's investment in MAC is carried at cost of $590.

BRADY GEO PARK POWER PROJECT, 1986, LTD.

         The Company's investment in Brady Geo Park Power Project, 1986, Ltd., ("BGPPP") including note and related interest receivable and advances for property taxes were written down to a combined book value substantially equal to the appraised value of the Ormat energy converter interests held by the partnership. Except for the residual partnership interest, the Company transferred all of its interest in the assets of BGPPP to its wholly owned subsidiary effective December 1, 1995. (See Note 2, Yerington Acquisition Company.) The Company has classified this asset as Idle Power Generation Equipment in the accompanying consolidated balance sheet.

NEVADA ENERGY PARTNERS - 1

         In February 1991, the Company received a 60% interest as a limited partner in Nevada Energy Partners 1, a Nevada limited partnership (NEP-I
    LP), which holds a 31.66% interest in the equity of Nevada Geothermal Power Partners ("NGPP"). NGPP is a Nevada limited partnership whose general partners are Hot Springs Power Company and NEP-I LP. The Company issued a total of 3,476,875 shares of Class B common shares for this interest. The shares were valued at par of $0.001 per share as there is no market for these shares and there was no other basis for valuing the interest acquired. An additional 548,043 shares have been issued to NEP-I LP in conjunction with the Company's 5% stock dividends made in July and October 1994 and January 1995. Class B common shares have full voting rights, but have no cash dividend participation.

         The Company's interest in NEP-I LP is valued at $3,080 based on the par value of the shares issued, less amounts recorded as treasury stock due to the Company's effective ownership of 60% of the Class B shares held by NEP-I LP, plus subsequent cash investments, less estimated partnership losses.

         As a general partner of NGPP, NEP-I LP is entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees and a share of BPP's distributable cash flow. BPP was a Nevada general partnership whose general partners were NGPP and ESIBH Limited Partnership, a Delaware limited partnership. The Company is entitled to receive sixty

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

    percent (60%) of NEP-I LP's distributable cash flow. There has been no cash available for distribution through February 29, 1996.

         On May 8, 1995, NGPP sold its 50% interest in the Brady Power Project for approximately $5.5 million dollars. NGPP has received net cash distributions of approximately $4.3 million dollars. The Company received $508,018 in July 1995 as a part of its share of the distribution of theses proceeds. The balance due of $77,493 was recorded as a receivable. However, the receivable has subsequently been charged to bad debts as it is believed to be uncollectible.

OREANA POWER PARTNERS

         Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $46 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the year ending February 28, 1995.

YERINGTON ACQUISITION COMPANY, INC.

         Yerington Acquisition Company, Inc., a Nevada corporation ("YAC") was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. The acquisition was not completed. In December 1995, the Company transferred all of its right title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC. In April 1995, the Company entered into an agreement through a non-binding letter of intent, to transfer, through merger with YAC, to Pollution Controls, International, all of its right title and interest in the 10 Ormat units together with any remaining interest in acquiring the assets of Tad's. Aggregate consideration to be received by the Company, in the form of convertible preferred stock and convertible debt would exceed the net book value of the assets.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE 3 - Short-Term Borrowings and Mortgage Payable:

         The following summarizes short-term borrowings at February 29, 1996:

              AFCO                                        $7,406
              Cananwill, Inc.                              5,805
              Mortgage note - current                     28,830
                                                          -------

                   Total                                 $42,041
                                                          -------
                                                          -------

         The note payable to AFCO represents the balance due on financing the Company's insurance and is payable in monthly installments of $2,506.

         The note payable to Cananwill, Inc. represents the balance due on financing of San Jacinto Power Company's general liability and umbrella insurance coverage and is payable in monthly installments of $1,955.

         There is a mortgage in the amount of $44,518 secured by the land and building acquired by CEC in its merger with HPBS (See Note 1). The current portion is $28,830 and monthly installments are $2,718 with interest at 10% per annum. Amounts payable in future years are: 1997 - $28,827, 1998 - $13,214.

NOTE 4 - Related Party Transactions:

         During the year ended February 28, 1995, San Jacinto Power Company (the Company's majority owned consolidated subsidiary) received services under a maintenance agreement from The New World Grid Power Company. The New World Grid Power Company is a wholly owned subsidiary of The New World Power Company, the minority owner of San Jacinto Power Company. Services provided included repair and maintenance, refurbishment and on-site operations oversight and were valued at approximately $296,511. A balance of $37,965 was payable to the New World Grid Power Company for the services as of February 29, 1996.

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

         At February 29, 1996, there are no preferred shares issued or outstanding.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE 6 - Class A and Class B Common Stock:

         The Company issued 222,267 shares of Class A Common Stock to its subsidiary San Jacinto Power Company to be used by San Jacinto in the acquisition of certain Assets (see Note 2). The shares were valued at $222,267 and were recorded as treasury shares at February 28, 1994 as the proposed acquisition had not been consummated at that time. Upon consummation of the acquisition in June 1994, the shares were removed from treasury and issued.

         In the year ended February 29, 1996, 333,333 shares of Class A Common Stock were issued for cash in the amount of $250,000, and 145,842 shares of Class A Common Stock were issued for services valued at $68,216, including 106,670 shares issued to directors in lieu of cash for annual fees and 39,172 shares issued to officers and an employee as bonuses.

         In the year ended February 28, 1995, 442,867 shares of Class A Common Stock were issued for cash in the amount of $274,373, and 612,573 shares of Class A Common Stock were issued for services valued at $972,430, including 27,500 shares issued to directors in lieu of cash for annual fees and 18,230 shares issued to officers and an employee as bonuses.

         Included in the shares issued for services, on December 27, 1994, the Company issued 500,000 shares of its Class A Common Stock registered under the Form S-8 filed August 2, 1994 and having Registration No. 33-82318. The shares were valued at $1.75 per share based upon the closing NASDAQ price of the Company's common stock on June 24, 1994. These shares were issued for services provided under an agreement dated June 27, 1994.

         In conjunction with CEC's merger with HPBS (see Notes 1 and 3), the Company issued 641,784 shares of its Class A Common stock during the year ending February 28, 1995, in exchange for all of the outstanding shares of HPBS. The Company's shares were valued $.6582 per share based on the value of the net assets acquired. These shares were treated as if issued at February 28, 1993.

         On February 16, 1995, the Company entered into an agreement for the sale of 333,333 shares of restricted Class A common stock at a price of $0.75 per share for a total sale price of $250,000. Payment of $100,000 was received prior to February 28, 1995, with the balance being received subsequent to that date (Note 12).

         On December 20, 1994, the Company entered into two (2) irrevocable subscription agreements for the sale of 500,000 Class A Common shares at a purchase price of $2.00 per share. The agreements, which provided for payment within 60 days of the execution, were extended to September 20, 1995. The subscribers subsequently failed to fulfill their obligation under the agreement.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

         In the year ending February 28, 199, stock dividends of 5% on Class A and Class B Common Stock were declared for shareholders of record as of July 11, 1994, October 3, 1994 and January 20, 1995. The aggregate shares issued are 895,243 Class A and 548,043 Class B, respectively.

         In the year ending February 29, 1996, stock dividends of 5% on Class A and Class B Common Stock were declared for shareholders of record as of April 20, 1995 and July 31, 1995. The aggregate shares issued are 819,829 Class A and 411,555 Class B, respectively.

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

NOTE 7 -  Stock Option Plans:

         On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001, and no options have been exercised through February 28, 1995.

         On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through February 28, 1995.

         On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through February 28, 1995.

         On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

    option to purchase 30,000 shares of the Company's Class A Common Stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through February 29, 1996.

         On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318 . The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible Participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. During 1995, 500,000 shares were exercised at a price of $1.75 per share and there were no options outstanding as of February 28, 1995 under this Plan.

NOTE 8 - Income Taxes:

         The Company has adopted FASB 109 in the fiscal year 1994. Due to uncertainty of realization in light of the Company's continuing operating losses, no deferred tax asset has been recorded in the financial statements because the Company has assessed a valuation account to the full extent of its potential deferred tax asset. The following is a summary of the potential deferred tax asset and the valuation allowance:

         Property and equipment due to differences
           in depreciation and reserve for obsolescence       $   769,349
         Net operating loss carry forward                       1,702,347
         Energy credit carry forward                              -
                                                              -----------
         Total deferred tax asset                               2,471,696
         Valuation allowance                                   (2,471,696)
                                                              -----------
         Net deferred tax asset                               $         -
                                                              -----------
                                                              -----------

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

         During the year ended February 29, 1996, the Company's potential deferred tax asset has increased by $238,956 and the valuation account has been increased accordingly.

         No provision for Federal income taxes was recorded during the years ended February 29, 1996 and February 28, 1995 due to the net losses of the Company. Income taxes included in the financial statements represent California state income taxes on the net income of San Jacinto Power Company, the Company's majority owned consolidated subsidiary.

         As of February 29, 1996 the Company had federal income tax loss carryforwards available to offset future taxable income for income tax purposes of $5,006,777 which expire in 2006 through 2010.

         The Company's energy credit carryforwards of $25,000 as of February 28, 1995 expired at November 30, 1995.

NOTE 9 - Supplemental Noncash Investing and Financing Activities:

         During the year ended February 29, 1996, 145,842 shares of Class A Common Stock were issued for compensation of $68,216 to certain officers, directors and an employee.

         During the year ended February 28, 1995, 45,730 shares of Class A Common Stock were issued for compensation of $45,730 to certain officers, directors and an employee. Also, 566,843 shares of Class A Common stock were issued for other services valued at $926,700.

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

NOTE 10 - Commitments and Contingencies:

         The Company's wholly owned subsidiary CEC, has entered into a two year employment agreement with one of the former owners and manager of HPBS commencing November 30, 1994 which provides for annual compensation of $35,468 plus commissions. For purposes of the consolidated financial statements, owner withdrawals during the period of proprietorship of HPBS have been shown as dividends (see Note 2).

         The Company's wholly owned subsidiary SJPC leases its wind turbine generator sites under a long-term lease with the United States Bureau of Land Management ("BLM"). Pursuant to the agreement, SJPC has the right of usage of the land for windmill operations until March 2014 and for an approximate annual fee of $89,000. The annual payments on the land lease was $89,610 for the year ended February 29, 1996. Such expense is included in the cost of operations in the accompanying financial statements. Pursuant to the lease agreement, the Company's estimated payments to the BLM as of February 29, 1996 are as follows:

                   1997                              $   89,000
                   1998                                  89,000
                   1999                                  89,000
                   2000                                  89,000
                   2001                                  89,000
                   Thereafter                         1,157,000
                                                     -----------
                   Total                             $1,602,000
                                                     -----------
                                                     -----------

Note 11 - Subsequent Events:

         On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,795 Series A preferred shares at $2.50 per share and 152,381 Class A common shares at $.65625 per share to Golden Chance, Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series A preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of series A preferred shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A preferred share are equal to all other classes of stock. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B preferred shares at $2.50 per share to directors of
    the Company.   The terms of the series B preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series B preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of series B preferred shares are
    limited to the par value of $.001 per outstanding share.   Holders of
    series B preferred shares have the right to appoint a temporary director in the event that Golden Chance defaults in the payment of the first $500,000 on its purchase of the series A preferred

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

    shares. Payment of $98,000 for the Class A common shares was received on May 2, 1996.

         As a result of the above agreement, the Company's board of Directors resigned and new board members were appointed. The total number of board members was reduced from five to three active.

         On May 9, 1996 the Company announced its intention to form two new wholly owned subsidiaries to be named San Jacinto Energy Corporation and Central Communications Corporation.

         On May 21, 1996 the Company announced that it had signed a binding letter of intent to acquire, through Central Communications Corporation, all of the outstanding shares of Telecom Technologies. Inc., an Oregon corporation ("TTI"), and certain other telecommunications assets. The terms of the acquisition provide for the payment of $500,000 in cash and
    issuance of 2,000,000 class A common shares.   TTI is a telephone services
    provider currently providing remote satellite telephone centers and debit card operations in the Western United States.

ITEM 8. CHANGES IN ACCOUNTANTS

            The Company's accountants, Deloitte & Touche ("Deloitte") resigned on March 23, 1994.

            The change of independent auditors and the resignation of Deloitte & Touche was not the result of any disagreements between the Company and the former accountants on any matter of accounting principles or practices, financial disclosures or auditing scope or procedures, and there have been no such disagreements within the past two (2) fiscal years and any prior or subsequent period. The audit opinions of Deloitte & Touche for fiscal years 1992 and 1993 did not contain any adverse opinion or disclaimer of opinion, and their opinion was not qualified or modified as to uncertainty, audit or accounting principles.

            The Company has been advised that neither Kafoury, Armstrong & Company, nor any of its partners hold any direct or indirect financial interest in the securities of the Company, or its subsidiaries, nor have they had any connection with the Company or its subsidiaries during the past three years.

            The Company has provided Deloitte with a copy of the disclosure which it made in a Form 8-K filed on March 23, 1994 and requested Deloitte to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the Company's statements made in the Form 8-K and, if not, the respects in which it does not agree. Deloitte provided the Company with such a letter and it is attached hereto as an Exhibit.

            The Company's Board of Directors appointed new independent accountants on April 22, 1994, as follows:

            Kafoury, Armstrong & Company
            6140 Plumas Street
            Reno, NV 89509
            (702) 689-9100

            Kafoury, Armstrong & Company is the largest statewide independent accounting firm operating in the state of Nevada and is qualified under the requirements of the SEC Practice Section Division of firms of the American Institute of Certified Public Accountants.

            The appointment of Kafoury, Armstrong & Company as auditors was subsequently ratified by vote of the shareholders in 1994 and 1995.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

                                    DIRECTORS

The directors of the Company as of May 1, 1996, are listed below.
________________________________________________________________________________
Name, Principal Occupation
During the Last Five Years
and Additional Information
________________________________________________________________________________
Peter J. Cannell                              Director, Secretary, Treasurer
Age 30
Director since 5/1/96
Term expires 1996 annual meeting

Prior to joining the Company, Mr. Cannell was company secretary for Operation Mobilization, a United Kingdom corporation.
________________________________________________________________________________
Charles A. Cain                               Chairman of the Board
Age 58
Director since 5/96
Term expires 1997 annual meeting

Founder of Charles Cain & Company, Ltd., corporate and management trust firm and editor of Offshore investment, an international journal for offshore fiance.
________________________________________________________________________________
John C. Goold                                 Director
Age 52
Director since 5/960
Term expires 1998 annual meeting

Private investor specializing in research and development with energy companies, computer technologies and telecommunications.
________________________________________________________________________________

The Company's Certificate of Incorporation was amended in 1990 to provide that the number of directors will be no less than three (3) and no more than seven
(7), with a board size of five (5) until that number is changed by the board of directors. The board is divided into three (3) classes with the terms of office of each of the first, second and third classes set to first expire at the first, second, and third annual meetings of shareholders held after November 20, 1990; upon each such expiration of term, the successor directors shall be elected to serve terms of three (3) years. The term of office of the first class (currently held by Mr. Goold) and his current term will next expire at the 1998 annual shareholders' meeting. The term of office of the second class (currently held by Mr. Cannell) will expire at the 1996 annual shareholders' meeting. The term of office of the third class (currently held by Mr. Cain) will expire at the 1997 annual shareholders' meeting; Mr. Cannell is standing for re-election to a three-year term at the 1996 annual meeting.

                               EXECUTIVE OFFICERS

            Presented below are the names, ages and positions held during the past five years of the Company's executive officers as of June 7, 1996.

________________________________________________________________________________

Name                  Age      Position
________________________________________________________________________________
Jeffrey E. Antisdel    40      President and
Officer since 11/90            Chief Executive Officer, private investor

Richard A. Cascarilla  44      Vice President, private law
Officer since 11/90            practice
________________________________________________________________________________

            The Company had previously entered into three-year employment agreements with each of the above officers, effective July 19, 1991, renewable annually thereafter. The above officers are currently serving at the discretion of the Board of Directors.

REPORTS UNDER SECTION 16(a) OF THE EXCHANGE ACT

            Section 16(a) of the Exchange Act requires directors, officers and persons who are beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of their ownership of the Company's securities and change in that ownership. To the Company's knowledge, based upon review of the copies of reports filed with the Commission with respect to the fiscal year ended February 29, 1996, all reports required to be filed under Section 16(a) by the Company's directors, officers and persons who are beneficial owners of more than 10% of the Company's Common Stock have been timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

            Directors are entitled to receive annual compensation of $10,000 and $500 for each Board of Directors meeting attended in person, plus related travel expenses to meetings. Annual director compensation has also been retroactively paid to each respective director in restricted shares of the Company's Class A Common Stock and options to purchase Class A Common Stock.

DISCRETIONARY BONUSES

            Although there is no formal plan, at the end of each calendar year, the Board of Directors have in the past authorized the Company to issue a bonus to administrative employees, including employees who are also Directors. The bonuses have been paid in the past by the issuance of restricted Class A Common Stock. For fiscal year 1995 the Company issued to Director Richard Cascarilla, 43,084 shares of Class A Common Stock at an average value of $0.4788 per share for director, legal and other services. Jeffrey Antisdel was issued, as a bonus for the current and prior years and for director services, 56,100 shares of Class A Common Stock having a value of $0.6092 per share. No shares were issued for the fiscal year ending February 29, 1996.

          The Board of Directors adopted a Directors' 1993 Stock Option Plan, under which each Director of the Company has the option to purchase two thousand five hundred (2,500) shares of the Company's Class A Common Stock, par value $.001 per share for each month between March 1, 1993 and December 31, 1993 the Director provided services to the Company. The option to purchase may be exercised at any time before December 31, 2001. The option price is $2.00 per share. Twenty-five thousand (25,000) shares of Class A Common Stock which are subject to the Directors.

            On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through February 28, 1995.

            On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through February 28, 1995.

            On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 shares of the Company's Class A Common Stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through February 29, 1996.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

            The Company entered into an employment agreement with Jeffrey Antisdel. The employment agreement expired on July 18, 1994. The Company and Mr. Antisdel have not entered into a new written employment agreement. Mr. Antisdel has been employed by the Company based upon the terms of the contract and was paid a base salary based upon the last year of the written employment agreement. Additionally, Mr. Antisdel received an automobile allowance of $500 per month. Further, Mr. Antisdel is also eligible to participate in all fringe benefits which the Company customarily affords to its executive officers.

            The Company entered into an employment agreement with Richard A. Cascarilla. Mr. Cascarilla's contract terminated on July 18, 1994. Mr. Cascarilla and the Company have not entered into a written employment agreement. However, Mr. Cascarilla was employed during fiscal year 1995 based upon the term of the contract and was paid a base salary based upon the last year of the written employment agreement. The Company reimburses Mr. Cascarilla for all air fare to and from Lansing, Michigan and from and to Reno, Nevada as incurred by Mr. Cascarilla. Mr. Cascarilla also has the right to be included on the Company's disability insurance policy maintained from time to time.

      Both Mr. Antisdel and Mr. Cascarilla had each tendered voluntary resignations as officers of the Company which were to become effective July 1, 1996. However, at the request of the Board of Directors, Mr. Antisdel and Mr. Cascarilla have each agreed to continue their respective positions as President and Vice President, pending the appointment of successor officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of June 1, 1996, the indicated information regarding the security ownership of all persons who own more than five percent (5%) of any class of the Company's voting securities.

________________________________________________________________________________
(1)            (2)                              (3)                     (4)
Title of       Name and Address of              Amount and Nature       Percent
Class          Beneficial Owner                 of Beneficial Owner     of Class
________________________________________________________________________________

Series A       Golden Chance, Ltd.              Direct ownership        100.000%
Preferred      595Burrard Street, Suite 1700    1,980,975 shares
               Vancouver, BC Canada V7X1G4

Class B        Nevada Energy Partners           Direct ownership of     100.000%
Voting         I, Limited Partnership           4,437,473 shares
Common         401 E. Fourth Street
               Reno, NV  89502

Class B        Golden Chance, Ltd.              Beneficial              100.000%
Voting         595 Burrard Street, Suite 1700   Ownership of
Common         Vancouver, BC Canada V7XaG4      4,437,473 shares

Class A        Mr. Jeffrey E. Antisdel          Direct ownership        7.720%
Voting         401 E. Fourth Street             of 691,741 shares
Common         Reno, NV  89502

Class A        Mr./Mrs. Wm. Rex Weller          Direct and joint        5.537%
Voting         1135 Shoreland Ave.              ownership of
Common         Niles, MI  49120                 496,149 shares

Class A        Jeffry E. Antisdel               Beneficial ownership    0.356%
Voting         401 E. Fourth Street             of 31,910 shares
Common         Reno, NV 89512                   (1)

Class A        Jeffrey E. Antisdel              Beneficial ownership    0.266%
Voting         401 E. Fourth Street             of 23,878 shares
Common         Reno, NV 89512                   (2)

(1) Shares owned directly by the wife of Jeffrey Antisdel (2) Shares owned directly by the brother of Jeffrey Antisdel.

The following table sets forth, as of June 1, 1996, the indicated information regarding the security ownership of all persons who are directors and nominees of the Company and the security ownership of all the Company's directors and officers, as a group.

________________________________________________________________________________
(1)            (2)                              (3)                     (4)
Title of       Name and Address of              Amount and Nature       Percent
Class          Beneficial Owner                 of Beneficial Owner     of Class
________________________________________________________________________________

Class A        Mr. Jeffrey E. Antisdel          Direct ownership        7.720%
Voting         401 East Fourth St.              of 691,741 shares
Common         Reno, NV 89512                   (Officer)

Class A        Mr. Richard A. Cascarilla        Direct ownership        0.128%
Voting         401 East Fourth St.              of 11,458 shares
Common         Reno, NV 89512                   (Officer)

Class A        All officers & directors         Direct and joint        7.847%
Voting         as a group (5 persons)           ownership of
Common                                          703,199 shares


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Ralph Cascarilla is the brother of Richard A. Cascarilla the Secretary and Treasurer of the Company. The law firm in which Ralph Cascarilla was a partner performed certain legal services during 1995 and 1996 for the Company. The Company paid fees to Ralph Cascarilla's law firm in the amount of approximately $67,700 in 1995 and approximately $61,900 to February 29, 1996.

William Weller and Donna Weller, owners of 5.54% of the outstanding shares of the Company's Class A Common Stock as of June 1, 1996, have a family relationship to Jeffrey Antisdel, the Company's current President and Chief Executive Officer.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  The following appear elsewhere within this Report:
                                                                            Page
                                                                            No.

- --------------------------------------------------------------------------------

1.    Financial Statements:

      Independent Auditors' Report                                            24

      Consolidated Balance Sheet
            as of February 29, 1996                                        25,26

      Consolidated Statements of Operations
            for the Years Ended February 29, 1995
            and February 28, 1994                                             27

      Consolidated Statements of Shareholders' Equity
         for the Years ended February 29, 1996 and
         February 28, 1995                                                    28

      Consolidated Statement of Cash Flows for the
         Years ended February 29, 1996 and
         February 28, 1995                                                    29

      Notes to Consolidated Financial Statements                           30-43

      (b) Reports on Form 8-K have been filed during the quarter for which this Form 10-KSB is being filed, as follows:

            March 15, 1996 - Change in control and purchase of Class B Common shares

            May 1, 1996 - Change in control/Resignation of Directors

2.    Financial Statement Schedules:

      Schedule V - Consolidated Property, Plant and
         Equipment for the Years Ended February 29, 1996
         and February 28, 1995                                                65

      Schedule VI - Consolidated Accumulated Depreciation
            and Amortization of Property, Plant
            and Equipment for the Years Ended
            February 29, 1996 and February 28, 1995                           66

      All other schedules have been omitted because they are not required, are not applicable or the information is otherwise included in the financial statements or notes thereto.

3. Exhibits (Exhibit numbers below refer to Exhibit numbers from the Exhibit Table appearing in Item 601 of Regulation S-B.)

                           NEVADA ENERGY COMPANY, INC.
                                LIST OF EXHIBITS

           SEC FORM 10-KSB FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994

      Exhibit numbers below refer to Exhibit numbers from the Exhibit Table appearing in Item 601 (a) of Regulation S-B.

Exhibit
No.
- -------
2           Plan of Reorganization dated November 20,
            1990 incorporated herein by reference to
            the Exhibits to the Company's Form 10-K
            for the fiscal year ended February 29, 1992.                     N/A

2           Amended Plan of Reorganization dated
            June 25, 1991 incorporated herein by
            reference to the Exhibits to the
            Company's Form 10-K for the fiscal
            year ended February 29, 1992.                                    N/A

2           Confirmation Order dated November 20,
            1990 incorporated herein by reference
            to the Exhibits to the Company's Form
            10-K for the fiscal year ended
            February 29, 1992.                                               N/A

2           Sierra Pacific Power Settlement Agreement
            dated June 20, 1991 incorporated herein
            by reference to the Exhibits to the Company's
            Form 10-K for the fiscal year ended
            February 29, 1992.                                               N/A

3           Articles of Incorporation incorporated
            herein by reference to the exhibits to
            the registrant's Registration Statement
            on form S-18, Registration No. 2-84206-D.                        N/A

3           Certificate of Amendment to Certificate
            of Incorporation of Munson Geothermal, Inc.
            to change name to Nevada Energy Company, Inc.
            dated December 3, 1990 incorporated herein
            by reference to the Exhibits to the
            Company's Form 10-K for the fiscal year
            ended February 29,1992.                                          N/A

3           Certificate of Amendment to Certificate
            of Incorporation of Nevada Energy Company,
            Inc. to effect reverse one for four stock
            split dated June 25, 1992, incorporated
            herein by reference to the Exhibits to
            the Company's Form 10-K for the fiscal year
            ended February 28, 1993.                                         N/A

 3          By-laws of the registrant, amended to
            date, incorporated herein by reference to
            the registrant's Registration Statement on
            Form S-18, Registration No. 2-84206-D.                           N/A

(10)(i)(D)  Office lease dated September 1, 1991
            incorporated herein by reference to
            the Exhibits to the Company's
            Form 10-K for the fiscal year ended
            February 29, 1992.                                               N/A

(10)(i)(A)  Employment agreement with Jeffrey E.
            Antisdel incorporated herein by reference
            to the Exhibits to the Company's Form
            10-K for the fiscal year ended
            February 29, 1992.                                               N/A

(10)(i)(A)  Employment agreement with Richard A.
            Cascarilla incorporated herein by
            reference to the Exhibits to the
            Company's Form 10-K for the fiscal
            year ended February 29, 1992.                                    N/A

10(A)       Asset Purchase Agreement dated December 15,
            1993 among Triad American Energy 1985 VII-A,
            Triad American Energy 1985 VII-B, TriadAmerican
            Energy 1985 VII-C, Triad American Energy 1985 VII-D,
            Triad American Energy 1985 VII-E, Triad American
            Energy 1985 VII-F, South Wind Energy Corporation
            and San Jacinto Power Company incorporated
            by reference to Exhibits to the Company's
            Form 8-K dated June 24, 1994.                                    N/A

10(B)       Escrow Agreement dated December 15, 1993
            between Triad American Energy 1985 VII-A,
            Triad American Energy 1985 VII-B, Triad
            American Energy 1985 VII-C, Triad American
            Energy 1985 VII-D, Triad American Energy
            1985 VII-E, Triad American Energy 1985
            VII-F and Shipman & Goodwin incorporated by
            reference to Exhibits to the Company's
            Form 8-K dated June 24, 1994.                                    N/A

10(C)       Agreement and Plan of Reorganization By and
            Among Nevada Energy Company, Inc., Combustion
            Energy Co., Herth Printing and Business
            Supplies, Inc., H. Lawrence Herth and
            Mary S. Herth dated November 30, 1994
            incorporated by reference to Exhibits
            to the Company's Form 8-K dated November 30,
            1994 (filed December 14, 1994).                                  N/A

10(D)       Agreement of Merger dated November 30, 1994
            incorporated by reference to Exhibits to the
            Company's Form 8-K dated November 30, 1994
            (filed December 14, 1994).                                       N/A

10(E)       Articles of Merger of Herth Printing and
            Business Supplies, Inc. into Combustion Energy
            Company incorporated by reference to Exhibits
            to the Company's Form 8-K dated November 30, 1994
            (filed December 14, 1994).                                       N/A

10(F)       Two year non-Competition Agreement with Milton Warren
            Smith, former owner of Smith Wind Energy, dated
            June 23, 1994.                                                    66

10(G)       Employment Agreement with H. Lawrence Herth, former
            co-owner of Herth Printing and Business Supplies, Inc.,
            dated November 30, 1994.                                          72

10(H)       Five year non-competition agreement with H. Lawrence
            Herth, former co-owner of Herth Printing and Business
            Supplies, Inc. dated November 28, 1994                            77

10(I)       Five year non-competition agreement with Mary. S. Herth,
            former co-owner of Herth Printing and Business
            Supplies, Inc. dated November 28, 1994                            82

16          March 29, 1994 letter from Deloitte & Touche concerning
            change in certifying accountant incorporated herein by
            reference to Exhibits to Company's Form 8-K dated
            March 30, 1994.                                                  N/A

10 Letter of Intent dated February 29, 1996 providing for issuance of Series A preferred shares and eventual resignation of directors incorporated herein by reference to Exhibits to Company's Form 8-K dated
            May 1, 1996.

4 Series A preferred stock description, Certificate of Designation, filed with Delaware Secretary of State May 1, 1996

4 Series B preferred stock description, Certificate of Designation, filed with Delaware Secretary of State May 1, 1996

17 Resignations of directors dated May 1, 1996 incorporated herein by reference to Exhibits to Company's Form 8-K dated May 1, 1996.

28          Organization Chart, attached hereto

                           NEVADA ENERGY COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 1996 AND FEBRUARY 28, 1995


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEVADA ENERGY COMPANY, INC.

                         By:   /s/ Jeffrey E. Antisdel
                              --------------------------------

                              Jeffrey E. Antisdel, President

                         Date:     June  12, 1996
                              --------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, including a majority of the registrant's Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.

Date:   June  12, 1996                By: /s/  Jeffrey E. Antisdel
     -------------------------           -------------------------------
                                        Jeffrey E. Antisdel, President
                                           and Chief Executive Officer

Date:   June  13, 1996                By: /s/  Kenton H. Bowers
     -------------------------           -------------------------------
                                        Kenton H. Bowers, Controller

Date:   June  11, 1996                By: /s/  Charles Cain
     -------------------------           -------------------------------
                                        Charles Cain, Director

Date:   June  11, 1996                By: /s/  Peter Cannell
     -------------------------           -------------------------------
                                        Peter Cannell, Director

Date:   June   9, 1996                By: /s/  John C. Goold
     -------------------------           -------------------------------
                                        John C. Goold, Director