Form 10QSB/A
period 1996-05-31
NEVADA ENERGY COMPANY INC
filed 1996-08-07
CIK 712803

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDED FORM 10-QSB

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

          On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,745 Series A preferred shares at $2.50 per share to Golden Chance Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series A preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of Series A preferred shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A preferred share are equal to all classes of common stock.
     The Company accepted a note in the amount of $4,899,988 payable over a one year period as consideration for issuance of the Series A preferred shares. The present value of this note has been offset against paid-in equity in the accompanying financial statements. The Series A preferred shares are to be held in escrow until payment is received. Golden Chance retains the right to vote the escrowed shares. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B preferred shares at $2.50 per share to directors of the Company. Terms of the Series B preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series B preferred shares have a right to convert to the Company's class A common shares. Liquidation preference rights of Series B preferred shares are limited to the par value of $.001 per outstanding share. Holders of Series B preferred shares have the right to appoint a temporary director in the event that Golden

     Chance defaults in the payment of the first $500,000 on its purchase of Series A preferred shares. Payments for a total of $658,818 (included is the $500,000 which extinguishes the Series B right described above) for the Series A preferred shares had been received as of May 31, 1996 and $1,004,433 had been received by July 9, 1996.

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