Form 10QSB/A
period 1995-11-30
NEVADA ENERGY COMPANY INC
filed 1996-08-08
CIK 712803

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     FORM 10-QSB

                                    AMENDED REPORT
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended November 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ........  to .............


Commission file number: 0-14873
                       ---------


                             NEVADA ENERGY COMPANY, INC.
              ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Delaware                                84-0897771
- ---------------------------------------------         ---------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)



                           989 Bible Way, Reno, Nevada  89502
              ---------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                     (702) 786-7979
              ---------------------------------------------------------
                 (Registrant's telephone number, including area code)

        ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X   No
   -----   -----


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    There were 8,808,485 shares of the registrant's Class A Common Stock, $.001 par value, outstanding as of January 18, 1996.

                             NEVADA ENERGY COMPANY, INC.

                                        INDEX

Part I. Financial Information                              Page Number
- -----------------------------                              -----------

Item 1.  Financial Statements

Consolidated Balance Sheets  -
     November 30, 1995 and February 28, 1995                  3 - 4

Consolidated Statements of Operations -
     for the three months ended November 30, 1995
     and the nine months ended November 30, 1995
     for the three months ended November 30, 1994
     and the nine months ended November 30, 1994                5

Consolidated Statements of Shareholders' Equity -
     for the year ended February 28, 1995 and the
     nine months ended November 30, 1995                        6

Consolidated Statements of Cash Flows -
     for the nine months ended November 30, 1995
     and the nine months ended November 30, 1994                7

Notes to Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        23


Part II. Other Information
- -----------------------------

Item 1. Legal Proceedings.                                     28

Item 4. Submission of Matters to a Vote of
         Security Holders.                                     30

Item 5. Other Information.                                     31

Item 6. Exhibits and Reports on Form 8-K.                      32

                             NEVADA ENERGY COMPANY, INC.
                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                        ------
                                                 (Unaudited)
                                                 NOVEMBER 30      FEBRUARY 28
                                                    1995              1995
                                                 -----------      -----------

CURRENT ASSETS:
  Cash                                          $    304,597     $     37,885
  Receivables (Note 1)                               188,263          248,400
  Stock Subscription Receivable                            -          150,000
  Receivable from related party - Note 4                   -           37,500
  Inventory                                           24,235           25,063
  Deposits and prepaid expenses                       63,423          125,811
                                                 -----------      -----------
    Total Current Assets                             580,517          624,659
                                                 -----------      -----------

PROPERTY AND EQUIPMENT, at cost - Note 1:
  Furniture, equipment and vehicles                  244,096          210,140
  Building                                           249,602          249,602
  Construction in progress                             3,554                -
  Power generation equipment                       1,048,405        1,075,471
  Idle power generation equipment (Net of
    obsolescence of $2,469,934 at November
    30, 1995 and $2,185,505 at February 28,
    1995)                                          5,404,161        5,688,590
  Land                                                70,000           70,000
                                                 -----------      -----------
                                                   7,019,816        7,293,803
  Less - Accumulated depreciation and
    amortization                                    (319,638)        (270,549)
                                                 -----------      -----------
    Net Property and Equipment                     6,700,178        7,023,254
                                                 -----------      -----------
OTHER ASSETS - Note 2
  Investments in partnerships                          2,551            3,350
  Power Purchase Agreements, net of Amortization      48,904           50,788
  Other assets                                        19,152           11,440
                                                 -----------      -----------
                                                      70,607           65,578
                                                 -----------      -----------
TOTAL ASSETS                                    $  7,351,302     $  7,713,491
                                                 -----------      -----------
                                                 -----------      -----------


          (The accompanying notes are an integral part of these statements.)

                             NEVADA ENERGY COMPANY, INC.
                             CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ----------- --- ------------- ------
                                                    (Unaudited)
                                                    NOVEMBER 30   FEBRUARY 28
                                                        1995          1995
                                                 --------------  -------------
CURRENT LIABILITIES:
    Accounts payable                             $    115,229   $    145,141
    Short-term borrowings - Note 3                     52,251         73,275
    Payable to related party - Note 4                  24,092         58,121
    Accrued payroll                                    19,060         46,284
    Other liabilities                                  77,508         52,525
    Liabilities subject to compromise -
    Note 10                                            47,872         84,980
                                                 ------------   ------------

         Total Current Liabilities                    336,012        460,326
                                                 ------------   ------------
NON-CURRENT LIABILITIES:
    Mortgage Payable                                   23,221         43,036
                                                 ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES -
  Note 9                                                    -              -
                                                 ------------   ------------
         Total Liabilities                            359,233        503,362
                                                 ------------   ------------
MINORITY INTEREST IN SUBSIDIARY - Note 2              739,825        765,837
                                                 ------------   ------------

SHAREHOLDERS' EQUITY - Notes 1, 4, 5, 6
  and 7:
    Preferred stock, $.001 Par Value:
      Authorized 2,000,000 shares; issued
      and outstanding None at November 30,
      1995 and February 28, 1995                            -              -
    Class A Common Stock, $.001 par value.
      Authorized 25,000,000 shares; issued
      and outstanding 8,808,485 shares at
      November 30, 1995 and 7,509,481
      shares at February 28, 1995                       8,808          7,509
    Class B Common Stock, $.001 Par Value,
      Authorized 25,000,000 Shares; issued
      and outstanding 4,437,473 shares at
      November 30, 1995
      4,024,918 shares at February 28, 1995             4,437          4,025
    Common stock subscribed - Note 12                       -        250,000
    Additional paid-in capital                     11,528,755     11,214,439
    Accumulated deficit                            (5,280,654)    (5,022,828)
    Treasury stock, Class A, 17,419 shares
      at November 30, 1995 and 16,785 shares
      at February 28, 1995; Class B,
      2,414,951 shares at November 30, 1995
      and 2,299,953 shares at February 28,
      1995 at cost                                     (9,102)        (8,853)
                                                 ------------   ------------
         Total Shareholders' Equity                 6,252,244      8,444,292
                                                 ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  7,351,302   $  7,713,491
                                                 ------------   ------------
                                                 ------------   ------------


          (The accompanying notes are an integral part of these statements.)

                             NEVADA ENERGY COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                     (Unaudited)



                                                       THREE MONTHS        NINE MONTHS         THREE MONTHS        NINE MONTHS
                                                           ENDED               ENDED               ENDED               ENDED
                                                        NOVEMBER 30         NOVEMBER 30         NOVEMBER 30         NOVEMBER 30
                                                            1995                1995                1994                1994
                                                       -----------         ------------        -----------         -------------
REVENUES:
  Energy Sales                                        $   105,666         $   649,899         $   242,352         $   594,134
  Printing and Business Supply Sales                      250,078             753,218             221,814             744,537
                                                      -----------         -----------         -----------         -----------
         Total Revenues                                   355,744           1,403,117             464,166           1,338,671
                                                      -----------         -----------         -----------         -----------
COSTS AND EXPENSES:
  Cost of Sales                                           170,879             523,599             128,127             483,141
  Cost of Operations                                      166,128             502,432              62,983             254,319
  Depreciation and Amortization (Note 1)                   15,330              49,363              26,741              36,578
  Provision for Obsolescence (Note 1)                      94,810             284,429              94,809             284,429
  Professional Fees                                        95,688             327,042             145,864             392,237
  General and Administrative                              153,419             468,829             385,643             732,735
                                                      -----------         -----------         -----------         -----------
         Total Costs and Expenses                         696,255           2,155,695             744,167           2,183,439
                                                      -----------         -----------         -----------         -----------
OTHER INCOME AND (EXPENSES):
  Interest Income                                           3,387               6,649               1,663               6,615
  Other Income                                             80,298               9,080                  78              39,926
  Gain on Sale of Project interest (Note 2)                     -             508,015                   -                   -
  Loss from Partnership interests                         (18,418)            (38,418)             (1,103)             (3,247)
  Interest Expense                                         (3,972)            (17,059)             (6,611)            (28,290)
  Minority Interests (Notes 1 and 2)                       60,522              13,014             (37,728)            (72,132)
                                                      -----------         -----------         -----------         -----------
         Total other income and (expense)                 121,817             481,285             (43,701)            (57,128)
                                                      -----------         -----------         -----------         -----------
LOSS BEFORE TAXES                                        (218,694)           (271,293)           (323,702)           (901,896)

     PROVISION FOR INCOME TAXES (Note 8)                      200             (13,467)              5,600              11,167
                                                      -----------         -----------         -----------         -----------
NET LOSS                                              $  (218,893)        $  (257,826)        $  (329,302)        $  (913,063)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

NET INCOME (LOSS) PER SHARE (Note 1)                  $     (0.02)        $     (0.03)        $     (0.05)        $     (0.15)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------




          (The accompanying notes are an integral part of these statements.)

                             NEVADA ENERGY COMPANY, INC.
                       DATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEAR AND NINE MONTHS ENDED NOVEMBER 30, 1995


                                                        CLASS A COMMON                       CLASS B COMMON   PREFERRED STOCK
                                                    ----------------------------------   -------------------  ----------------
                                                     NUMBER                               NUMBER              NUMBER
                                                       OF                                   OF                  OF
                                                     SHARES      AMOUNT    SUBSCRIBED     SHARES     AMOUNT   SHARES    AMOUNT
                                                    ---------   --------   -----------   ---------   -------  -------   ------
BALANCES - FEBRUARY 28, 1994                          558,798   $  5,559   $   -         3,476,875   $ 3,477    -       $  -

    Shares issued for cash - Note 5                   442,867        443

    Shares issued for services - Note 6               612,573        612

    Shares issued for asset acquisition -
       Notes 2 and 6

    Stock subscribed - Note 6                                               250,000

    Stock dividends at market value -
       Note 6                                         895,243        895                   548,043       548    -

    Transfer of surplus for stock dividend

    Cash dividend - Note 6

    Net (Loss) for the Year
       Ended February 28, 1995
                                                    ---------   --------    -----------  ---------   -------  -------   ------
BALANCES - FEBRUARY 28, 1995                        7,509,481      7,509    250,000      4,024,918     4,025      -        -

    Shares issued for cash - Note 6                   333,333        333   (250,000)

    Shares issued for services - Note 6               145,842        146

    Stock dividends at market value - Note 6          819,829        820                   412,555       412              802

    Transfer of surplus for stock dividend

    Net income for the nine months
       Ended November 30, 1995                                                                                            803

                                                    ---------   --------    -----------  ---------   -------  -------   ------
BALANCES - NOVEMBER 30, 1995                        8,808,485   $  8,808    $     -      4,437,473   $ 4,437      -     $  -
                                                    ---------   --------    -----------  ---------   -------  -------   ------
                                                    ---------   --------    -----------  ---------   -------  -------   ------


          (The accompanying notes are an integral part of these statements.)

                             NEVADA ENERGY COMPANY, INC.
                       DATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEAR AND NINE MONTHS ENDED NOVEMBER 30, 1995




                                                    ADDITIONAL                                    TOTAL
                                                      PAID-IN     ACCUMULATED    TREASURY      SHAREHOLDER
                                                    -----------  ------------   ----------     ------------
BALANCES - FEBRUARY 28, 1994                        $10,060,347  $ (3,252,174)  $ (230,789)    $  6,586,420

    Shares issued for cash - Note 5                     273,930                                     274,373

    Shares issued for services - Note 6                 971,878                                     972,430

    Shares issued for asset acquisition -
       Notes 2 and 6                                                               222,267          222,267

    Stock subscribed - Note 6                                                                       250,000

    Stock dividends at market value -
       Note 6                                         1,057,940    (1,059,383)        (331)            (331)

    Transfer of surplus for stock dividend           (1,059,383)    1,059,383

    Cash dividend - Note 6                              (80,213)                                    (80,213)

    Net (Loss) for the Year
       Ended February 28, 1995                                     (1,770,654)                   (1,770,654)
                                                    -----------  ------------   ----------     ------------
BALANCES - FEBRUARY 28, 1995                         11,214,439    (5,022,828)      (8,853)       6,444,292

    Shares issued for cash - Note 6                     246,918                                      (2,749)

    Shares issued for services - Note 6                  68,216                                      64,362

    Stock dividends at market value - Note 6            802,735      (803,553)        (249)             165

    Transfer of surplus for stock dividend             (803,553)      803,553

    Net income for the nine months
       Ended November 30, 1995                                       (257,826)                     (257,826)

                                                    -----------  ------------   ----------     ------------
BALANCES - NOVEMBER 30, 1995                        $11,528,755  $   (528,654)  $   (9,102)    $  6,252,244
                                                    -----------  ------------   ----------     ------------
                                                    -----------  ------------   ----------     ------------

          (The accompanying notes are an integral part of these statements.)

                     STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                    ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994
                                     (UNAUDITED)

                                                                       NOVEMBER 30         NOVEMBER 30
                                                                          1995                1994
                                                                      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                     $  (257,826)        $  (913,063)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities -
        Depreciation and Amortization                                      49,363              36,578
        Provision for Obsolescence                                        284,429             284,429
        (Gain)Loss on Disposition of Assets                               -                     9,941
        Minority Interest in Subsidiary Profit (Loss)                     (13,014)             72,132
        Equity in Loss from Partnership Interests                          38,418               3,244
        Stock issued to Directors/Officers/Employee                        68,362              27,500
        Stock issued to others                                            -                    55,930
        Changes in assets and liabilities -
           Decrease (Increase) in Receivables                              60,155            (188,379)
           Decrease (Increase) in Stock Subscription Receivable           150,000              -
           Decrease (Increase) in Receivable from Related Party            -                  124,975
           Decrease (Increase) in Inventories                                 828               3,765
           (Increase) in Deposits and Prepaids                             62,388             (33,726)
           Increase (Decrease) in Accounts Payable                        (29,912)            338,280
           Increase (Decrease) in Payable to Related Party                (34,029)             84,505
           Increase (Decrease) in Other Liabilities                           (17)             77,699
           Increase (Decrease) in Liabilities Subject to Compromise       (37,108)            (39,978)
                                                                      -----------         -----------
        Net cash used in operating activities                             342,037             (56,198)
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                   (50,955)           (256,165)
  (Advances) to and Repayments from Partnerships                          (45,626)              1,349
  Proceeds from sale of assets                                             -                    2,500
  Non-refundable deposit on proposed sale of assets                        25,000              -
  Dividend paid minority holder in San Jacinto Power                       -                  (49,990)
                                                                      -----------         -----------
        Net cash provided by investing activities                         (71,581)           (302,306)
                                                                      -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                                    45,467              46,064
  Proceeds from cash sales of stock                                        -                  247,546
  Repayment of short-term debt                                            (29,396)           (133,243)
  Repayment of long-term debt                                             (19,815)            (24,471)
  Cash dividend (note 4)                                                   -                  (90,213)
                                                                      -----------         -----------
        Net cash used in financing activities                              (3,744)             45,683
                                                                      -----------         -----------
NET INCREASE (DECREASE) IN CASH                                           266,712            (312,821)

CASH AT BEGINNING OF PERIOD                                                37,885             562,396
                                                                      -----------         -----------

CASH AT END OF PERIOD                                                 $   304,597         $   249,575
                                                                      -----------         -----------
                                                                      -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Note 8):
Cash expenditures during the nine months for-
   Interest                                                           $    22,720         $    31,000
   Taxes                                                                      600                 467
   Taxes paid through payments on liabilities
     subject to compromise                                                 40,772              38,032


          (The accompanying notes are an integral part of these statements.)

                             NEVADA ENERGY COMPANY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

              The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Combustion Energy Company, Inc. ("CEC"), a Nevada corporation and its majority owned subsidiary San Jacinto Power Company ("SJPC"), a Nevada corporation (See Note 2). On November 30, 1994, the Company's wholly owned subsidiary CEC completed a merger with Herth Printing and Business Supplies, Inc. ("HPBS" - see notes 2 and 6). This acquisition has been treated as a pooling of interests and the financial statements presented herein reflect the combined results of the pooled businesses. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

              The Company filed for reorganization under provisions of Chapter 11 of the Federal Code on March 7, 1988. The Company operated under the supervision of a trustee from May 8, 1988 until November 20, 1990. On November 20, 1990, the Company's Plan of Reorganization ("the Plan") was approved and the Company resumed operation as a reorganized debtor under the new management, which had developed the reorganization plan. The Plan was not consummated because the intended construction financing did not close. The Plan was amended and re-approved by creditors and shareholders on July 8, 1991 and the Company emerged from bankruptcy on that date. The Company has continued to operate in accordance with the amended Plan and received a final order and decree in January 1995 which concluded the proceedings.

         POWER GENERATION EQUIPMENT IDLE POWER GENERATION EQUIPMENT:

              Power generation equipment is carried at of cost and consists of 64 wind turbine generators operated in California by SJPC. On June 30, 1995, SJPC entered into an agreement Wind Power Technologies, Inc. of Grafton, Wisconsin to sell twenty of its wind turbine generators together with some associated infrastructure for $650,000. An initial non-refundable deposit payment of $25,000 was received in July 1995, with the balance due by November 30, 1995. Subsequently, terms were revised to provide for payment of $400,000 by November 30, 1995 with the balance due prior to removal of the assets in December 1995 from their California location. In a third revision, full payment plus an additional $50,000 fee was to be payable by February 28, 1996 or all prior payments would be forfeited (prior payments totaled $25,000). Subsequently the transaction was cancelled due to non-payment and the SJPC took the deposit into income. The assets continue to be held and operated, in addition to other turbines, by SJPC.

              Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output valued at $2,751,604 and the dismantled Raft River Power Plant valued at of $3,031,796 and estimated to be capable of up to 7,200 KW of output. Total net book value of these assets is $5,404,161. A recent appraisal (May 1995) of these assets determined the value to be $6.0 million. Any impairment of these assets could result in a loss to the Company.

         LAND AND BUILDINGS

              Included in the assets of HPBS (see above) was a ten thousand eight hundred (10,800) square foot building containing office space, print shop and warehouse space valued at $249,600 located on .775 acres of fee land valued at $70,000 located in downtown Reno, NV.

         DEPRECIATION AND AMORTIZATION:

              The Company provides for depreciation of buildings, furniture and field equipment utilizing straight-line and accelerated methods over the useful lives of three to twenty-one years beginning when assets are placed in service. Costs of power generation equipment represents 44 wind turbines together with related infrastructure, in use by the Company's majority owned subsidiary San Jacinto Power Company, which has been recorded at acquisition cost and is being depreciated over the remaining 21 year life of the related Power Purchase Agreement acquired in the same transaction. Idle geothermal power generation equipment was adjusted to the lower of cost or appraisal value at February 29, 1992. Subsequently, provisions for obsolescence have been provided based on remaining economic life estimated to be eighteen years at that time. The HPBS building is recorded at acquired book value and is being depreciated over its useful life of 31 years.

         NET INCOME (LOSS) PER COMMON SHARE:

              The net income (loss) per common share is computed based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Class A shares issued in conjunction with the merger of HPBS and CEC (See Notes 1 and 6) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 8,808,485 in the three months ended November 30, 1995 and 3,473,471 in the three months ended November 30, 1994. Weighted average shares of Class A Common Stock outstanding were 8,771,448 in the nine months ended November 30, 1995 and 5,964,613 in the nine months ended November 30, 1994. Shares issuable upon exercise of options are excluded from the computation since the effect of their inclusion would be antidilutive. Shares of Class B Common Stock are excluded from the computation since Class B shareholders do not participate in cash dividends or earnings of the Company. Shares issued in the Smith acquisition, but held in escrow between the date issued, December 15, 1993 and the date of completion of the acquisition, June 24, 1994, were not included in the computation of loss per share during the period they were held in escrow.

         BUSINESS SEGMENT INFORMATION

              The Company currently classifies its business activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in fiscal 1995 and 1994 is as follows (amounts in thousands):


                                      ELECTRIC        PRINTING
                                       POWER         AND OFFICE
($000)                               PRODUCTION       SUPPLIES     CONSOLIDATED
- ------                               -----------     ----------    ------------
QUARTER ENDING
NOVEMBER 30, 1995

Sales                                 *$    106       $    250       $    356
Operating Income (Loss)                    (310)            15           (295)
Identifiable assets                  **   7,291            478          7,769
Depreciation/amortization                    10              3             13
Provision for obsolescence                   95           -                95
Capital expenditures                          3           -                 3

($000)
- ------
NINE MONTHS ENDING
NOVEMBER 30, 1995

Sales                                  $    650       $    753       $  1,403
Operating Income (Loss)                    (602)            19           (583)
Identifiable assets                  **   7,291            478          7,291
Depreciation/amortization                    34              9             43
Provision for obsolescence                  284           -               284
Capital expenditures                         50              1             51

($000)
- ------
QUARTER ENDING
NOVEMBER 30, 1994

Sales                                 *$    242       $    222       $    464
Operating Income (Loss)                    (292)           (37)        (1,771)
Identifiable assets                  **   7,411            444          7,855
Depreciation/amortization                    22              5             27
Provision for obsolescence                   95           -                95
Capital expenditures                        211           -               211

($000)
- ------
NINE MONTHS ENDING
NOVEMBER 30, 1994

Sales                               ***$    594       $    745       $  1,339
Operating Income (Loss)                    (938)            25           (913)
Identifiable assets                  **   7,411            444          7,855
Depreciation/amortization                    22             15             37
Provision for obsolescence                  284           -               284
Capital expenditures                        256           -               256

  Intra-segment transactions, which are not material, have been eliminated.

    * Substantially all revenues from the electric power production were generated from sales to Southern California Edison Company (SCE) under the Power Purchase Agreement, which will expire in 2015. Pursuant to the agreement, SCE will purchase all electricity generated by the Company's wind system at the price computed based on the forecast of annual as-available capacity and a standard rate approved by the Public Commission of the State of California. The Company's revenue from SCE of approximately $650,000 represents 43% of the total revenue of the Company through November 30, 1995.

     ** Includes $5,404,000 of net idle power generation equipment in 1995 and $5,783,000 of net idle power generation equipment in 1994.

    *** Revenues from the Company's majority owned wind power facility did not begin until June 25, 1994 (i.e. the quarter ending August 31, 1994).

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

         COMBUSTION ENERGY COMPANY MERGER WITH HERTH PRINTING

              On November 30, 1994 the Board of Directors of the Company and the shareholders of Herth Printing and Business Supplies, Inc. approved the merger of NEC's subsidiary CEC with HPBS which resulted in HPBS becoming a wholly-owned subsidiary of NEC. Under the terms of the agreement, HPBS share holders received 641,784 shares of the Company's Class A Common stock in exchange for all of the outstanding shares of HPBS. HPBS was established in 1983 as a sole proprietorship as a printing and retail office supply business. The proprietors incorporated the business on November 1, 1994.


              The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented. Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):

         Three months ended
         November 30, 1995             NEC          HPBS     Combined
         (Unaudited)
         ------------------------------------------------------------
         Net revenues             $   105.6      $  250.1  $   355.7
         Extraordinary income          -              -    $     -
         Net income (loss)        $  (310.6)     $   15.4  $  (295.2)
         ------------------------------------------------------------

         Nine months ended
         November 30, 1995             NEC          HPBS     Combined

         (Unaudited)
         ------------------------------------------------------------
         Net revenues             $   649.9      $  753.2  $ 1,403.1
         Extraordinary income         585.5           -    $   585.5
         Net income (loss)           $(16.4)      $  18.8    $   2.4
         ------------------------------------------------------------

         Three months ended
         November 30, 1994             NEC          HPBS     Combined
         (Unaudited)
         ------------------------------------------------------------
         Net revenues             $     242.4    $  221.8  $   464.2
         Extraordinary income     $       -           -    $     -
         Net income (loss)          $  (361.2)   $   31.9  $  (329.3)
         ------------------------------------------------------------

         Nine months ended
         November 30, 1994             NEC          HPBS     Combined
         (Unaudited)
         ------------------------------------------------------------
         Net revenues             $    594.2     $   744.5 $ 1,338.7
         Extraordinary income     $      -            -    $     -
         Net income (loss)        $ (1,002.3)    $    89.2 $  (913.1)
         ------------------------------------------------------------

              The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no adjustments which impacted net income. Intercompany transactions between the two companies, which were not material, have been eliminated.

              In connection with the merger, the Company recorded one-time charges for in the third quarter of 1994 for legal and professional fees of approximately $30,000. There have been no significant costs of combing the operations of the two companies, although the Company contemplates relocating its headquarters to the building owned by HPBS. Cost of relocating, should it occur, are expected to be less than $50,000, including office space design and construction. No current provision has been made for this expense.

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

              The Company and New World subsequently engaged in negotiations to acquire the operating assets of Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith which are known as Triad A, Triad B, Triad C, Triad D, Triad E, and Triad F Limited Partnerships (collectively "Triad"). Smith and Triad were operating a wind turbine energy park in North Palm Springs, California. Energy sales were pursuant to a long-term contract with Southern California Edison Company. A total of 77 wind turbines were then available for operations, together with associated infrastructure, additional turbine sites, turbine towers, parts and service equipment and a long-term land lease with the BLM (collectively, the "Assets"). There are 44 turbines currently being operated with 20 having been sold in June 1995. Three turbines were previously sold to NWGP, with the remaining ten (10) turbines being utilized for operating spare parts reserves.

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

              The total cost was allocated based on managements estimate of fair market value of assets acquired, except for prepaid BLM rent which was valued at cost, as follows:

              Field Equipment               $     21,177
              Prepaid BLM Rent                    46,892
              Power Sales Contract                52,500
              Power Generation Equipment         917,460
                                            ------------
                        Total               $  1,038,029
                                            ------------
                                            ------------

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

         NEVADA ENERGY PARTNERS - 1

              In February 1991, the Company received a 60% interest as a limited partner in Nevada Energy Partners 1, a Nevada limited partnership (NEP-1LP), which holds a 31.66% interest in the equity of Nevada Geothermal Power Partners ("NGPP"). NGPP is a Nevada limited partnership whose general partners are Hot Springs Power Company and NEP-1LP. The Company issued a total of 3,476,875 shares of Class B common shares for this interest. The shares were valued at par of $0.001 per share, as there is no market for these shares and there is no other basis for valuing the interest acquired. An additional 960,598 shares have been issued to NEP-1LP in conjunction with the Company's 5% stock dividends made in 1994 and 1995. Class B common shares are entitled to all of the rights and privileges pertaining to Class A Common stock without any limitations, prohibitions, restrictions or qualifications, except that each share of such class B common stock shall not be entitled to receive any cash dividends declared and paid by the corporation and shall be entitled to share in the distribution of assets of the corporation upon liquidation or dissolution, either partial or final.

              The Company's interest in NEP-1LP is valued at $3,154 based on the par value of the shares issued, less amounts recorded as treasury stock due to the Company's effective ownership of 60% of the Class B shares held by NEP-1LP, plus subsequent cash investments, less estimated partnership losses.

              As a general partner of NGPP, NEP-1LP is entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees and a share of BPP's distributable cash flow. BPP was a Nevada general partnership whose general partners are NGPP and ESI-BH Limited Partnership, a Delaware limited partnership. The Company is entitled to receive sixty percent (60%) of NEP-1LP's distributable cash flow. There has been no distributable cash for the quarter ending November 30, 1995.

              On May 8, 1995, NGPP sold its 50% interest in the Brady Power Project for approximately $5.5 million dollars. NGPP has received net cash distributions of approximately $4,3 million dollars. The Company computed share of the proceeds is approximately $585,511. The Company received $508,018 in July 1995 and believes the remaining balance to be uncollectible. No receivable has been recorded at November 30, 1995. NGPP's sale of it 50% interest in the Brady Power Project is related to litigation between NGPP and ESI-BH (the other general partner of BPP) and represents full and final settlement of the litigation.

         OREANA POWER PARTNERS

              Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $292 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the quarter ending November 30, 1995.

NOTE 3 - SHORT-TERM BORROWINGS:

              The following summarizes short-term borrowings at November 30, 1995:

              AFCO                          $14,646

              Cananwill, Inc.                 9,623
              Mortgage note - current        27,982
                                            -------
                 Total                      $52,251
                                            -------
                                            -------

              The note payable to AFCO represents the balance due on financing the Company's insurance and is payable in monthly installments of $2,505.


              The note payable to Cananwill, Inc. represents the balance due on financing of San Jacinto Power Company's general liability and umbrella insurance coverage and is payable in monthly installments of $1,955.

              There is a mortgage in the amount of $51,203 secured by the land and building acquired by CEC in its merger with HPBS (See Note 1). The current portion is $27,982 and monthly installments are $2,718 with interest at 10% per annum.

NOTE 4 - Related Party Transactions:

              During the nine months ended November 30, 1995, San Jacinto Power Company (the Company's majority owned consolidated subsidiary) received services under a maintenance agreement from The New World Grid Power Company. The New World Grid Power Company is a wholly owned subsidiary of the New World Power Company, the minoruity owner of San Jacinto Power Company. Services provided included repair and maintenance, refurbishment and on-site operations oversight and were valued at approximately $369,262. A balance of $24,092 was payable to the New World Grid Power Company for the services as of November 30, 1995. Services valued during the period ending November 30, 1994 were valued at approximately $418,731 and a balance of $160,592 was payable to New World Grid Power at November 30, 1994. In addition, the New World Grid Power Company purchased three wind turbines for $37,500 from the Company, which was reflected as a receivable as of February 28, 1995.

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

              At November 30, 1995, there are no preferred shares issued or outstanding.

NOTE 6 - Class A and Class B Common Stock:

              In the year ended February 28, 1995, 442,827 shares of Class A Common Stock were issued for cash in the amount of $274,373, 612,573 shares of Class A Common Stock were issued for services valued at $972,430.

              In the year ended February 28, 1995 the Company issued 222,267 shares of Class A Common Stock to its subsidiary San Jacinto Power Company to be used by San Jacinto in the acquisition of certain Assets (see Note 3). The shares were valued at $222,267 and were recorded as treasury shares at February 28, 1994 as the proposed acquisition had not been consummated at that time.

              In the nine months ended November 30, 1995, 333,333 shares of Class A Common Stock were issued for cash in the amount of $247,251, net of cash expenses of $2,749, and 145,842 shares of Class A Common Stock were issued for services valued at $68,362, including 106,670 shares issued to directors in lieu of cash for annual fees and 39,172 shares issued to officers and an employee as bonuses.

              In conjunction with CEC's merger with HPBS (see notes 1 and 3), the Company issued 641,784 shares of its Class A Common stock during the quarter ending November 30, 1994, in exchange for all of the outstanding shares of HPBS. The Company's shares were valued $.6582 per share based on the value of the net assets acquired. These shares were treated as if issued at February 28, 1993.

              In the year ending February 28, 1995 stock dividends of 5% on Class A and Class B Common Stock were declared for shareholders of record as of July 11, 1994, October 3, 1994 and January 20, 1995. The aggregate shares issued are 895,243 Class A and 548,043 Class B, respectively.

              In the nine months ended November 30, 1995 stock dividends of 5% on Class A and Class B Common Stock were declared for shareholders of record as of April 20, 1995 and July 31, 1995. The aggregate shares issued are 819,829 Class A and 412,555 Class B, respectively.

              Each share of Class B common stock is entitled to all of the rights and privileges pertaining to Class A common stock without any limitations, prohibitions, restrictions or qualifications, except that each share of such Class B common stock shall not be entitled to receive any cash dividends declared and paid by the corporation and shall be entitles to share in the distribution of assets of the corporation upon liquidation or dissolution, either partial or final.

NOTE 7 -  Stock Option Plans:

              On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001, and no options have been exercised through November 30, 1995.

              On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through November 30, 1995.

              On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through November 30, 1995.

              On December 31, 1995, the Board of Directors approved the issuance of additional shares under the terms of this stock option plan. Each of the five directors of the Company was granted an option to purchase 30,000 shares of the Company's Class A Common Stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 30, 2003.

              On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318 . The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible Participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. As of November 30, 1994, there were no options exercised. Currently there are no options outstanding and the Plan has been terminated.

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

         Property and equipment due to differences
          in depreciation and reserve for obsolescence            $    813,459
              Net operating loss carry forward                       1,680,104
                                                                  ------------
              Total deferred tax asset                               2,493,563
              Valuation allowance                                   (2,493,536)
                                                                  ------------
              Net deferred tax asset                              $     -
                                                                  ------------
                                                                  ------------

              During the nine month period ended November 30, 1995, the Company's potential deferred tax asset has increased by $478,315 and the valuation account has been increased accordingly.

              No provision for Federal income taxes was recorded during the nine month period ended November 30, 1995 or the nine months ended November 30, 1994 due to the net losses of the Company. Income taxes included in the financial statements represent California state income taxes on the net income of San Jacinto Power Company, the Company's majority owned consolidated subsidiary.

              As of November 30, 1995 the Company had federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $4,173,385 expiring through 2001.

              The Company's energy credit carryforwards of $25,000 as of February 28, 1995 had expired at November 30, 1995.

NOTE 9 - Commitments and Contingencies:

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

              The Company's wholly owned subsidiary SJPC leases its wind turbine generator sites under a long-term lease with the United States Bureau of Land Management ("BLM"). Pursuant to the agreement, SJPC has the right of usage of the land for windmill operations until March 2014 and for an approximate annual fee of $89,658. Such expense is included in the cost of operations in the accompanying financial statements. Pursuant to the lease agreement, the Company's estimated payments to the BLM as of November 30, 1995 are as follows:

              1996                                              $    89,658
              1997                                                   89,658
              1998                                                   89,658
              1999                                                   89,658
              2000                                                   89,658
              Thereafter                                          1,255,212
                                                                -----------

              Total                                             $ 1,703,502
                                                                -----------
                                                                -----------

              The BLM has undertaken a study of its land rental agreements with wind energy producers. The BLM has approved a 50% payment of its standardized lease rate for the 1996 lease period, subject to upward or downward adjustment pending the results of the current study. The Company believes this study may result in a reduction of the rental rates. There can be no assurance of any such reduction.

NOTE 10 - Liabilities Subject to Compromise:

              The liabilities subject to compromise of $47,872 at November 30, 1995 and $84,980 at February 28, 1995 represent priority tax claims that are presently in the process of negotiation with the Internal Revenue Service. Monthly payments of $4,940 have been made and interest is being computed at 7% per annum by the Company in accordance with its settlement proposal offered in October 1993.

NOTE 11 - Supplemental Noncash Investing and Financing Activities:

              During the nine months ended November 30, 1995, 145,842 shares of Class A Common Stock were issued for compensation of $68,362 to certain officers, directors and an employee.

              During the nine months ended November 30, 1994, 43,230 shares of Class A Common Stock were issued for compensation of $43,230 to certain officers, directors and an employee. Also, 41,343 shares of Class A Common stock were issued for services valued at $40,200.

              In the year ended February 28, 1994, 222,267 shares of Class A Common Stock were issued to obtain a 50.01% of SJPC (see Note 2). The shares were valued at $1 per share for a total of $222,267, which was recorded as treasury stock. Additionally, New World made an initial cash contribution of $149,970, a subsequent cash payment of $124,975, and 48,000 shares of New World Power Corporation valued at $516,000. For financial reporting purposes, the SJPC's assets and liabilities are consolidated with those of the Company and the New World's 49.99% interest in SJPC is included in the Company's consolidated financial statements as minority interest in subsidiary. During the nine months ended November 30, 1995, San Jacinto Power Company acquired substantially all of the assets of Smith and Triad by issuing 222,267 shares of Common Stock valued at $222,267, 48,000 shares of The New World Power Company valued at $516,000 in addition to assuming various liabilities totalling $293,957 (See Note 3).





                  (REMAINDER THIS OF PAGE INTENTIONALLY LEFT BLANK)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                      LIQUIDITY

    Due to working capital constraints encountered during the course of the current operating period, the Company has not yet met its goal of covering all of its operational costs with internally generated cash flows.

    As of November 30, 1995, the Company had $580,517 in current assets.
Cash of $304,597, including $121,502 held by San Jacinto Power, was available for on-going operations.

    Cash provided from operating activities in the nine months ended November 30, 1995 was $324,037. The after-tax loss from operations was ($257,826) which included $49,363 of non-cash charges for depreciation and $284,429 for obsolescence on idle equipment. Investing activities used $71,581 during the period ending November 30, 1995, after expenditures for refurbishing wind power equipment of $50,955, advances to, and investments in, partnerships were $45,626. A non-refundable deposit on the proposed sale of assets generated $25,000 in cash. Cash flows from financing activities in the quarter ended November 30, 1995 used $3,744 in cash. Net short-term borrowings were $44,467, with repayments of $29,396 on short-term borrowings and $19,815 on long-term debt.

    Cash used in operating activities in the nine months ended November 30, 1994 was $56,198, after-tax loss from operations were $913,063 which included $36,578 of non-cash charges for depreciation and $284,429 for obsolescence on idle equipment. Investing activities used $302,306 in cash in during the period ending November 30, 1994, including purchase expenditures for refurbishing wind power equipment of $256,165, advances to, and investments in, partnerships were $1,349 and a cash distribution of $49,990 was paid to the minority holder in San Jacinto Power. Sales of assets generated $2,500 in cash. Cash flows from financing activities in the quarter ended November 30, 1994 provided $45,683 in net cash in-flow. Receipts from cash sales of stock were $247,546. Net short-term borrowings were $46,064, with repayments of $133,243 on short-term borrowings and $24,471 on long-term debt. Withdrawals by owners from the acquired HPBS were $90,213 prior to the acquisition and were treated as cash dividends.

    To date, the Company has enjoyed liquidity from receipt of management fees, receipt of dividend income (from the Company's majority owned subsidiary San Jacinto Power Company), through the sale of shares of Class A Common Stock and litigation recoveries.

HERE
    The majority of ongoing expenses have been incurred in initiating the expansion of the San Jacinto Power Company wind project, development of future business, professional fees and operating overhead.

                                  CAPITAL RESOURCES

    The Company has been unable to finance operations from revenues and cash flow. The Company has been financing operations from the sale of its Class A Common stock, asset sales and litigation recoveries. The Company has acquired non-energy related businesses for purposes of increasing cash flow.

    The Company has an asset base which includes several electric power generating units and related assets (currently not in service and with a net book value of $5,404,161), unencumbered by debt, from which the Company plans to increase revenues and earnings. The profitable utilization of these generating units is likely to be a major factor in determining the future of the Company and its underlying share value. Management is continually developing an reviewing proposals to deploy its idle power generating assets.

    Historically, the Company has conducted its business affairs as a development stage enterprise which has been subject to all of the risks inherent to establishing new lines of business. To date, all such development has been financed through the sales of assets, equity financings, litigation recoveries, non-recurring development fees received from partnership interests and management fees. The Company has only recently commenced limited operations associated with its interests in operating subsidiaries.

    The Company will require substantial amounts of capital to meet its goal of acquiring, developing, constructing and operating a portfolio of power plant(s). The Company may seek to raise additional funds through the sales of debt and/or equity, asset sales, bank borrowings or other collaborative arrangements with corporate partner(s) or other sources. There are presently no commitments for any such financing and there can be no assurance that such financing will be available when needed or on terms acceptable to the Company. Further, insufficient funding may require the Company to delay, scale back or eliminate its planned expansion, acquisition, development and corporate activities.

                                         DEBT

    As of November 30, 1995, the Company's total current liabilities were $336,012, including $72,897 of San Jacinto Power. Current accounts payable were $115,229 and $24,092 was payable to New World Grid Power ("NWGP") for maintenance and refurbishment of wind turbines owned by the Company's consolidated subsidiary San Jacinto Power. (NWGP is a subsidiary of the minority owner of San Jacinto.) Short-term borrowings of $52,251 include insurance premium finance notes of $24,269 and $27,982 assumed in the CEC acquisition of HPBS. Other liabilities of $77,508 included accrued audit expenses of $36,000, $25,000 deposit as proposed equipment sale, $4,271 in collected sales taxes payable and other miscellaneous accruals of $11,980.

    The short-term borrowings of $52,251 at November 30, 1995 compared to short-term borrowings of $73,275 at February 28, 1994. February 1995 borrowings were related to business insurance financing and the current portion of the HPBS mortgage note payable. The long-term debt is related to the mortgage on land and building acquired by the Company's wholly owned subsidiary CEC. Remaining liabilities subject to compromise represent the long-term settlement amount for withholding taxes and related penalties and interest due to the IRS associated with prior bankruptcy proceedings. Under the terms of a settlement proposed by the Company, this amount is being repaid over a term of 3 years, in monthly installments of $4,940, accruing interest at the rate of 7% per annum. The Company remained current on its payment schedule since this proposal was made in October 1993.

                                RESULTS OF OPERATIONS

REVENUES

    Revenues for the quarter ended November 30, 1995 totaled $355,744 and consisted of energy sales from San Jacinto Power Company of $105,666, HPBS printing and business supply sales of $250,078. Comparable revenues for the quarter ended November 30, 1994 were $242,352 from energy sales and $221,814 from printing and business supply sales. Revenue from energy sales were adversely impacted by lower average wind speeds and a reduced number of turbines in service.

    Revenues for the nine months ended November 30, 1995 totaled $1,403,117 and consisted of energy sales from San Jacinto Power Company of $649,899, HPBS printing and business supply sales of $753,218. Comparable revenues for the nine months ended November 30, 1994 totaled $1,338,671 with $594,134 from energy sales and $744,537 from printing and business supply sales.

    The decline in printing and business supply revenues is attributed to a shift in emphasis from office supply sales, which is more competitive and less susceptible to cost control, to more emphasis on custom print work. The outside office supply sales position was left unfilled for most of the year.

Costs and Expenses

                                    Cost of Sales

    Cost of sales for the three months ended November 30, 1995 were $170,879 or 68.3% of sales versus $128,127 or 57.8% of sales for the comparable quarter ended November 30, 1994. The cost increase was a direct result of a substantial increase in the cost of paper stock which occurred over several months. This trend also affected costs in the nine months ended November 30, 1995 which were $523,599 or 69.5% of sales for the period versus $483,141 or 64.9%.

                                  Cost of Operations

    Th cost of operations for the three months ended November 330, 1995 were $166,218, of which $146,128 represented the cost of operations of the San Jacinto Power Company wind turbine site, including $98,089 in repairs and maintenance cost, $22,353 in BLM land lease cost, $4,371 in property taxes and $21,315 in other site expenses. Comparable costs in 1994 were $62,983, including $27,536 in repairs and maintenance costs, $22,342 in BLM land rent, $3,625 in property taxes and $9,480 in other site costs.

    Cost of operations for the nine months ended November 30, 1995 were $502,432, of which $463,832 represented the cost of operations of the San Jacinto Power Company wind turbine site, including $316,397 in repairs and maintenance cost, $67,551 in BLM land lease cost, $10,9684 in property taxes and $68,916 in other site expenses. Comparable costs for the nine months ended November 30, 1994 were $254,319, of which $247,016 represented the cost of operating the wind turbine site and included $194,408 for repairs and maintenance, $39,281 in BLM land rent, $5,474 in property taxes and $7,853 in other site expenses. SJPC repairs and maintenance costs were higher in the nine months ending November 30, 1995 as compared to the nine months ending November 30, 1994 because 1994 included only five (5) months of actual activity. SJPC acquired the assets and began its actual operations on June 24, 1994. Maintenance services have been provided on a fixed fee plus cost basis by NWGP. NWGP was notified October 8, 1995 of termination of its service agreement. SJPC has executed an agreement with a new service provider, Desertron Electric, effective January 1996. NWGP will no longer provide operation and maintenance services. Desertron is a proprietorship formed by a former employee of NWGP. SJPC's minority interest holder has approved this agreement. The Company anticipates significant savings in the area of operations and maintenance as a result of this new agreement.

    The changes in Herth operating expenses from prior periods were a result of normal fluctuations in business activity.

                               Other Costs and Expenses

    In each of the three months periods ended November 30, 1995 and November 30, 1994, depreciation and amortization expense included $94,810 in provisions for obsolescence of idle equipment. Depreciation on field and office equipment was $15,330 in 1995, including $11,837 of depreciation on the wind turbines and related infrastructure, and $26,741 in 1994, including $12,132 of depreciation on wind turbines and related infrastructure.

    In each of the nine months periods ended November 30, 1995 and November 30, 1994, depreciation and amortization expense included $284,429 in provisions for obsolescence of idle equipment. Depreciation on field and office equipment was $43,410 in 1995, including $32,7721 of depreciation on the wind turbines and related infrastructure, and $36,578 in 1994, including $20,456 of depreciation on wind turbines and related infrastructure. The wind farm was only under control of the Company and included in operating expenses for five months of the nine months period ending November 30, 1994.

    Professional fees for the quarter ended November 30, 1995 were

$95,688, including $28,998 in legal fees, $13,875 in audit fees and $52,815 in other outside services. Other outside services included $45,000 in the quarter ended November 30, 1995 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement. Comparable quarter ending November 30, 1994 amounts were professional fees of $145,864, principally for general legal fees $39,706, accounting and audit fees $27,231 and other outside services $75,666, also including $45,000 paid to the former owner/general partner of Smith/Triad.

    Professional fees for the nine months ended November 30, 1995 were $327,042, including $145,864 in legal fees, $52,420 in accounting and audit fees and $185,030 in other outside services including $135,000 for services under an agreement with the former owner/general partner of Smith/Triad. Comparable November 30, 1994 amounts totaled $392,237, including $144,920 in legal fees, $77,257 in accounting and audit fees and $170,160 in other outside services including $32,000 for financial consulting and $138,160 for public relations.

    Administrative expenses totaling $145,864 for the three months ending November 30, 1995 were principally for salaries, wages and benefits of $88,990, public and shareholder relations $7,246, general office expenses $20,481, directors' fees and expenses $24,675 and other miscellaneous expenses $12,027. Administrative expenses totaling $285,643 for the three months ending November 30, 1994 were principally for salaries, wages and benefits of $79,916, public and shareholder relations $156,328, general office expenses $35,696, directors' fees and expenses $9,992 and other miscellaneous expenses $3,711. Interim fiscal 1995 public and shareholder relations cost were significantly higher than in fiscal 1996 because in fiscal 1995 the Company had entered into a contract, estimated to cost approximately $72,000 per month, with a public relations firm. The contract was for eighteen months for various public and shareholder relations services and the development of the Company's markets and potential merger candidates. Payment was in the form of the Company's Class A common shares. The program proved ineffective and as a consequence, a significant portion of the contract amount was expensed in fiscal 1995.

    Administrative expenses totaled $468,829 for the nine months ending
November 30, 1995 were principally for salaries, wages and benefits of $273,581, public and shareholder relations $19,861, general office expenses $86,409, directors' fees and expenses $60,999 and other miscellaneous expenses $132,337. Administrative expenses totaling $732,735 for the nine months ending November 30, 1994 were principally for salaries, wages and benefits of $265,0977, public and shareholder relations $258,771, general office expenses $123,238, directors' fees and expenses $50,838, travel expenses of $33,075 and other miscellaneous expenses $1,716.

OTHER INCOME AND EXPENSES

    Consolidated interest of $3,387 was earned on cash carried in money market funds in the quarter ended November 30, 1995 compared to $1,663 in the same period of 1994. Interest income for the nine months ended November 30, 1995 was $6,649 compared to $6,615 in 1994. Interest income increased due to funds available from the Company's sale of its interest in the Brady Power Project in May 1995.

    Other income of $508,018 in the nine months ending November 30, 1995 was a result of the Company's sale of its interest in the Brady Power Project. Constructed in 1991 and 1992, the plant became operational in 1992. As a result of the high total cost to complete the project (approximately $74 million as compared to original proposed cost of $46 million), the project had not generated the cumulative cash flows from operations that had been expected. As a result, the Company had received no cash distributions as had originally been anticipated. The Company is to receive total proceeds of $585,511 ($508,138 having been received to date and the balance having subsequently been determined to be uncollectible). The Company had no cost basis in this investment. Other than certain developer fees received in prior years, the Company had received no income or cash flow from its investment in BPP through NEP-1LP. There will be no impact on future results of the Comapany as a result of the sale of its interest in BPP, because no income or cash flow had been anticipated for the forseeable future.

    Other income in other comparable periods is primarily from sales of scrap, except in the nine months ended November 30, 1994 it included $38,621 in developer fees received from the Brady Power Project.

    Interest expense of $3,972 for the quarter ending November 30, 1995 and $6,611 for the quarter ended November 30, 1994 was related to interest accrued at statutory rates on the remaining liability to the IRS on prior payroll tax withholding, short-term borrowings related to insurance premium financing and the mortgage note on the building owned by Herth Printing and Business Supply. Interest for the nine months ending November 30, 1995 was $17,059 compared to $28,290 for the nine months ending November 30, 1994. Interest expense was related to similar debt as for the quarter end periods with totals declining due to reduced debt levels.

                                  Minority interests

    Minority interests represent the share of (income) or loss allocable to the 49.99% minority holder in the Company';s consolidated subsidiary SJPC. For the quarter ended November 30, 1995 the amount was income of $60,522 resulting from losses by San Jacinto of $120,923 for the period. The comparable amount for the quarter ended November 30, 1994 was an expense of $37,728 resulting from SJPC's income of $75,471. In the nine months ended November 30, 1995 the expense was $13,104 as a result of SJPC's income of $26,182 compared to expense of $72,132 in the quarter ended November 30, 1994 resulting from SJPC income for the period of $144,292.

                                     Income Taxes

Income taxes of $200 for the three months ended November 30, 1995 and

$5,600 for the nine months ended November 30, 1994 were for taxes payable to the state of California on income earned by San Jacinto Power Company on its California operations. There were no Federal income taxes payable for the three months and nine ending November 30, 1995 or 1994 as there was no Federal taxable income for these periods. As of November 30, 1995, unused net operating losses available to offset future taxable income was $4,263,385. The Company's investment and energy tax credit carryforwards of $25,000 had expired on November 30, 1995.

                                       Net Loss

    In the three months ending November 30, 1995, there was a total net loss of $218,893, or $0.02 per share on 8,808,485 average shares outstanding. For the three months ending November 30, 1994, there was a loss of $329,302 or $0.05 per share on 6,473,471 average shares outstanding. In the nine months ending November 30, 1995 there was a loss of $257,826 or $0.03 per share on 8,771,448 average shares outstanding and for the comparable nine months ending November 30, 1994 there was a loss of $913,063 or $0.15 per share on 5,964,613 average shares outstanding.

                              PART II--OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS.

    On October 5, 1992, the Company, as Plaintiff, initiated litigation in the Chancery Court of Newcastle County, Delaware, (the "Munson Lawsuit"), against former officers and directors of the Company. The Defendants are Stephen Munson, Leland Mink, Walter Mackenzie, Frank Carigula and Donald Selfridge, (the "Defendants").

    Allegations against the Defendants include numerous breaches of fiduciary loyalty to the Company, which include invalid issuance of Company shares, breaches of fiduciary duty arising out of improper issuance of Company stock, and breaches of fiduciary duty arising out of failure to value the services for which stock was issued.

    On October 13, 1992, a sequestrator was appointed and certain shares issued by the Company standing in the names of Leland Mink, Walter Mackenzie, Donald Selfridge and Frank Carigula were seized to hold the shares until further order of the Court.

    On June 18, 1993 a default judgement against defendant Carigula was obtained by the Company in the amount of $57,834. Subsequently, the Company sold the shares sequestered from defendant Carigula at a Sheriff's sale to partially satisfy the judgement against defendant Carigula. The Company has since retained the law firm of Merrill, O'Sullivan, MacRitchie, Peterson and Dixon which are located in Bend, Oregon, to pursue collection of the judgement attained against Frank Carigula.

    On November 27, 1995, a foreign judgement was entered in Deschutes

County, Oregon. On December 11, 1995, Vulcan Power Company, which is the employer of Frank Carigula, was served with a Writ of Garnishment. Vulcan failed to answer the Writ by completing and returning a certificate of garnishee as required by Oregon law and the required time to do so has now expired. The Company is continuing to investigate any assets which may be attributable to Frank Carigula for purposes of satisfying the remaining balance of the judgement. To date, $4,863 has been obtained from the sale of securities then owned by Carigula, leaving a judgement balance of $52,971 outstanding. However, there can be no assurance that the collection efforts will be successful.

    The deposition for defendant Munson was scheduled by the Company's attorney for April 8, 1994. Defendant Munson's failure to appear at the scheduled deposition resulted in the Court assessing defendant Munson with $3,500 as reimbursement for cost incurred by the Company. This amount was paid by Munson on July 1, 1994.

    The Company is in the process of seeking a trial date against all remaining defendants in this matter and have been advised by Delaware legal counsel that this matter should come to trial during 1996.

    On November 30, 1995, a request was submitted to the Second Judicial District Court for the State of Nevada to join the Company as a defendant to litigation known as Nevada Energy Partners I, Limited Partnership vs. Hot Springs Power Company, et. al., Case No. CV92-04609. Nevada Energy Partners I, Limited Partnership is a Nevada limited partnership in which the Company is the sole limited partner. Allegations against the Company in the counterclaim state that the Company misrepresented that $2 million dollars were necessary to satisfy creditor claims during the Company's prior bankruptcy proceedings and that the Company breached a fiduciary duty to counterclaimants by disclosing unspecified confidential information. The Company was by legal counsel that subject claims were vague and proceedurally deficient.

    The Company responded to attorney representing the counterclaimants that there was no misrepresentation of $2 million dollars which was required to successfully reorganize the Company. This was evidenced both by a review payments made in accordance with the Company's Amended Disclosure Statement, in summaries of payment made to creditors, in six month reports filed with the Federal Bankruptcy Court for the District of Nevada, and by review of quarterly and annual filings made by the Company in Forms 10-Q, 10-Q SB, 10-K, and 10 K SB, filed with the Securities and Exchange Commission available in the public domain. The Company also responded to the attorneys representing the claimants that there could be no alleged breach of fiduciary duty to the claimants, as the Company is a limited partner of Nevada Energy Partners I, Limited Partnership, and has no direct contract with the counterclaimants. The Company maintained the contention that the counterclaim was vexatious in nature, without merit, and intended to damage the Company.

    The claim has since been dismissed without prejudice.

    With respect to subscription agreements previously reported to be held by the Company for an aggregate sale of $1,000,000 in Class A common shares, the subscribers failed to perform in accordance with the terms of the agreement and within the time of subsequent extensions mutually agreed. The Company is considering its options with respect to enforcement of the terms of the agreement which contains provisions for arbitration. There is currently no litigation relating to this matter.

    There are no outstanding litigation claims filed against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On July 11, 1995, the Annual Meeting of Stockholders for the Company was held and the matters were voted upon by a majority of vote of the stockholders were as follows:

    1.   The re-election of Michael R. Kassouff as directors was approved;

    2. The ratification of appointment of the Company's auditors, Kafoury, Armstrong & Company was approved;

    3. The amendment of the Company's Certificate of Incorporation to prohibit ownership of the Company's Common Stock by an electric utility or electric utility holding company or affiliate thereof was not approved.

    4. The amendment of the Company's Certificate of Incorporation to reduce authorized share capital of Class B common shares, par value, $.001, from 100,000,000 to 25,000,000 Class B common shares authorized, par value $.001, was approved;

    5. The amendment of the Company's Certificate of Incorporation to reduce the authorized par value of preferred stock to $.001 was approved; and

    6. The amendment of the Company's Certificate of Incorporation to prohibit Class B common stockholders from receiving cash dividends was approved.

Item 5. Other Information.

S-8 REGISTRATION STATEMENT

    On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") registered on Form S-8 in accordance with the Securities Act of 1933. This S-8 was filed with the Securities and Exchange Commission on August 2, 1994, Registration No. 33-82318. The purpose of the Plan is for the express purpose of providing compensation for services rendered to the Company and to promote the success of the Company by providing Eligible Participants (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase certain numbers of Class A Common Stock to Eligible Participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. The terms and conditions of each option will specify the number of shares optioned, the period during which each option is exercisable and the exercise price per share. The Plan has been terminated.

STOCK DIVIDENDS

    During the quarter ending November 30, 1995, the Board of Directors had not approved the payment a stock dividend. Stock dividends are approved and issued solely at the discretion of the Company's Board of Directors.

PLAN OF OPERATIONS - SAN JACINTO POWER COMPANY

    On June 24, 1994, the Company, through its majority owned subsidiary, San Jacinto Power Company ("SJPC") completed financial closing of the acquisition of the assets of Smith Wind Energy Corporation and six affiliated limited partnerships known as the Triad American Energy Partnerships, (Series A, B, C, D, E and F). As a result of this financial closing, the Company is consolidating the financial results of SJPC in its financial statements. Fully audited financial statements of Smith Wind Energy Corporation and the Triad American Energy Partnerships have since been submitted and filed with on Form 8-K in compliance with Securities and Exchange Commission requirements.

    Presently, the Company is engaged in selling non-productive and/or maintenance intensive assets of SJPC. SJPC is presently exploring the option of selling all presently operating wind turbines on site and thereafter seeking to replace and "build-out" SJPC's power generating facilities located near Palm Springs, California to a rated capacity level of 18.955 MW utilizing non-recourse, project financing or other similar financing techniques.

    Representatives of a Danish wind turbine manufacturer are currently engaged in due diligence associated with a proposed expansion of its power production facilities up to a rated capacity level of 18.955 MW.

    Due diligence information has also been circulated to a second development group also expressing interest in preparing and delivering an expansion proposal. There can be no assurance that the proposed expansion will be completed.

PLAN OF OPERATIONS - DEPLOYMENT OF (6) ORMAT POWER PLANTS

    The Company discussed the possible deployment of six (6) Ormat power plants with the owner/operators of an existing geothermal power facility which is currently operating below its contracted amount of electrical power. Technical requirements, principally relating to the availability of adequate cooling water resources, prevented further pursuit of this opportunity.

PLAN OF OPERATIONS - POWER PLANT AND ETHANOL PLANT ACQUISITION

    The Company previously executed certain closing documentation related to the acquisition of a geothermal power generating facility, power purchase agreements, related geothermal energy reserves an ethanol facility and other fixtures and equipment. The Company has delayed final closure pending completion of remaining due diligence requisite to achieving debt financing for the retrofit of the facilities. There can be no assurance that final closure will be achieved.

PLAN OF OPERATIONS - REVERSE TAKEOVER DISCUSSIONS

    The Company has been engaged in on-going discussions regarding two proposed transactions that, if consummated, would have the Company issue additional common stock to acquire a significant ownership interest in an unrelated business enterprise. Based upon financial information supplied to the Company by the Targets, each candidate has demonstrated operating profitability. The transactions contemplated would involve the Company issuing additional shares of common stock that would result in owners of the acquired business controlling the Company and owning substantially more than a majority of outstanding common stock of the Company. If consummated, the transaction may result in substantial dilution to the Company's shareholders. The Company's Board of Directors are seeking advice concerning the potential effect upon, or value to the Company's common stockholders. It is not known at this time whether the Company will find either proposal advisable and there can be no assurance that such a transaction will be completed.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

         (3)(i) Amendment to Certificate of Incorporation to reduce par value of Authorized (but unissued) Preferred shares from $1.00 to $.001 has been filed with the State of Delaware, but not returned. Amended 10-QSB will be filed when certified amended document is received.

    (b) No reports on Form 8-K have been filed during the quarter for which this Form 10-QSB:

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEVADA ENERGY COMPANY, INC.

Date   July 3, 1996                       /s/ Jeffrey E. Antisdel
    ---------------------              ------------------------------
                                       Jeffrey E. Antisdel, President

Date   July 5, 1996                       /s/ Kenton H. Bowers
    ---------------------              ------------------------------
                                       Kenton H. Bowers, Controller