Form 10QSB/A
period 1996-05-31
NEVADA ENERGY COMPANY INC
filed 1996-08-13
CIK 712803

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

                           NEVADA ENERGY COMPANY, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                          PAGE NUMBER
- ------------------------------                        --------------
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets  -
     May 31, 1996 and February 28, 1996                     3 - 4

Consolidated Statements of Operations -
     for the three months ended May 31, 1996
     and the three months ended May 31, 1995                  5

Consolidated Statements of Shareholders' Equity -
     for the year ended February 28, 1995 and the
     three months ended May 31, 1996                          6

Consolidated Statements of Cash Flows -
     for the three months ended May 31, 1996
     and the three months ended May 31, 1995                  7

Notes to Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     20

PART II. OTHER INFORMATION
- ----------------------------
Item 1. Legal Proceedings.                                   28

Item 4. Submission of Matters to a Vote of
          Security Holders.                                  28

Item 5. Other Information.                                   29

Item 6. Exhibits and Reports on Form 8-K.                    38

                           NEVADA ENERGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                       MAY 31, 1996 and FEBRUARY 29, 1996


                                     ASSETS


                                                  MAY 31, 1996     FEBRUARY 29
                                                   (Unaudited)         1996
                                                  ------------     -----------
CURRENT ASSETS:
 Cash                                             $    106,614     $   132,243
 Receivables                                           192,303         137,274
 Inventory                                              47,512          35,375
 Deposits and prepaid expenses                          74,043         119,375
                                                  ------------     -----------
    Total Current Assets                               420,472         424,267
                                                  ------------     -----------

PROPERTY AND EQUIPMENT, at cost (Note 1):
 Furniture, equipment and vehicles                     229,580         229,580
 Building                                              253,156         253,156
 Power generation equipment                          1,082,372       1,087,607
 Idle power generation equipment
  (Net of obsolescence of $2,532,472)                5,226,063       5,226,063
 Land                                                   70,000          70,000
                                                  ------------     -----------
                                                     6,861,171       6,866,406
 Less - Accumulated depreciation
  and amortization                                    (353,221)       (336,277)
                                                  ------------     ------------
    Net Property and Equipment                       6,507,950       6,530,129
                                                  ------------     ------------

OTHER ASSETS (Note 2):
 Investments in partnerships                             2,975           3,227
 Investments in subsidiaries                           511,835          24,546
 Deposits (Note 4)                                      20,000
 Power Purchase Agreements, net of Amortization         47,658          48,288
 Organization Expense, net of amortization               1,043           1,102
                                                  ------------     -----------
                                                       583,511          77,163
                                                  ------------     -----------
 TOTAL ASSETS                                     $  7,511,934     $ 7,031,559
                                                  ------------     -----------
                                                  ------------     -----------


       (The accompanying notes are an integral part of these statements.)

                           CONSOLIDATED BALANCE SHEETS
                                       AT
                       MAY 31, 1996 and FEBRUARY 29, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  MAY 31, 1996     FEBRUARY 29
                                                   (Unaudited)         1996
                                                  ------------     -----------
CURRENT LIABILITIES:
 Accounts payable                                $     263,122    $    187,455
 Short-term borrowings (Note 3)                         29,704          42,041
 Payable to related party                               37,965          37,965
 Accrued payroll                                        74,344          60,294
 Other liabilities                                      66,923          65,047
 Liabilities subject to compromise (Note 1)             24,293          43,207
                                                  ------------     -----------
        Total Current Liabilities                      496,350         436,009
                                                  ------------     -----------
NON-CURRENT LIABILITIES
 Mortgage Payable (Note 3)                               7,926          15,688
                                                  ------------     -----------
        Total Non-Current Liabilities                    7,926          15,688
                                                  ------------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)         -               -
                                                  ------------     -----------
        Total Liabilities                              504,276         451,697
                                                  ------------     -----------
MINORITY INTEREST IN SUBSIDIARY (Note 2)               661,983         698,430
                                                  ------------     -----------
SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 6 and 7):
 Preferred stock, $.001 Par Value,
  Authorized 2,000,000 shares;
    Issued and outstanding -
        Series A - 1,960,745 shares at May 31, 1996,
         none at February 29, 1996                       1,961          -
        Series B - 5 shares at May 31, 1996,
         none at February 29, 1996                      -               -
 Class A Common Stock, $.001 par value,
  Authorized 25,000,000 shares;
    Issued and outstanding 6,960,866 shares at
     May 31, 1996 and 8,808,485 shares at
     February 29,1996                                    8,961           8,808
 Class B Common Stock, $.001 Par Value,
  Authorized 25,000,000 shares;
    Issued and outstanding 4,437,473 shares at
     May 31, 1996 and 4,437,473 shares at
     February 29, 1996                                   4,437           4,437
 Additional paid-in capital                         16,359,478      11,528,754
 Series A - note receivable                         (4,241,170)         -
 Accumulated deficit                                (5,778,892)     (5,651,466)
 Treasury stock - Class A, 16,785 shares at
  May 31, 1996 and 16,785 shares at
  February 29, 1996                                     (9,101)         (9,101)
                                                  ------------     -----------
        Total Shareholders' Equity                   6,345,674       5,881,432
                                                  ------------     -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   7,511,934    $  7,031,559
                                                  ------------     -----------
                                                  ------------     -----------


       (The accompanying notes are an integral part of these statements.)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                           MAY 31, 1995 AND MAY 31, 1996


                                                      MAY 31          MAY 31
                                                       1996            1995
                                                    -----------    -----------
REVENUES:
 Energy Sales                                      $     67,946   $    259,941
 Printing and Business Supply Sales                     303,083        249,418
                                                    -----------    -----------
        Total Revenues                                  371,029        509,359
                                                    -----------    -----------
COSTS AND EXPENSES:
 Cost of Sales                                          198,627        153,639
 Cost of Operations                                      79,044        180,395
 Depreciation and Amortization (Note 1)                  16,724         16,414
 Provision for obsolescence (Note 1)                      -             94,810
 Professional Fees                                      107,844        113,335
 General and Administrative                             131,440        127,682
                                                    -----------    -----------
        Total Costs and Expenses                        533,679        686,275
                                                    -----------    -----------

OTHER INCOME AND (EXPENSES):
 Interest Income                                            161            453
 Other Income                                               996          4,135
 Gain on disposition of assets (Note 2)                   -            585,511
 Interest Expense                                        (2,179)        (3,837)
 Minority Interests (Notes 1 and 2)                      36,446        (15,202)
                                                    -----------    -----------
        Total other income and (expense)                 35,424        571,060
                                                    -----------    -----------
LOSS BEFORE TAXES AND EXTRAORDINARY ITEM               (242,786)       394,143

   PROVISION FOR INCOME TAXES (Note 3)                      200        (13,867)
                                                    -----------    -----------
NET INCOME (LOSS)                                  $   (127,426)  $    408,010
                                                    -----------    -----------
                                                    -----------    -----------
NET INCOME (LOSS) PER SHARE (Notes 1 and 5)        $      (0.01)  $       0.05
                                                    -----------    -----------
                                                    -----------    -----------


      (The accompanying notes are an integral part of these statements.)

                         NEVADA ENERGY COMPANY, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED FEBRUARY 29, 1996 AND THREE MONTHS ENDED MAY 31, 1996




                                                           CLASS A COMMON                  CLASS B COMMON
                                               -------------------------------------    --------------------
                                                 NUMBER                                   NUMBER
                                                   OF                                       OF
                                                 SHARES      AMOUNT      SUBSCRIBED       SHARES     AMOUNT
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 28, 1995                   7,509,481   $   7,509   $     250,000    4,024,918  $   4,025

  Shares issued for Cash (Note 6)                333,333         333        (250,000)      -           -

  Shares issued for Services (Note 6)            145,842         146          -            -           -

  Stock dividends at market value (Note 6)       819,829         820          -           412,555        412
  Transfer of surplus for stock dividend

  Net (Loss) for the Year
   Ended February 28, 1995
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 29, 1996                   8,808,485       8,808          -         4,437,473      4,437

  Shares issued for cash (Note 6)                152,381         153          -             -           -

  Shares issued for a note (Note 6)                                           -             -           -
  Expenses related to issuance                                                -             -           -

  Cash received on note

  Net (Loss) for the quarter
   Ended May 31, 1996
                                               ---------    --------    ------------    ---------   --------
BALANCES, May 31, 1996                         8,960,866   $   8,961          -         4,437,473  $   4,437
                                               ---------    --------    ------------    ---------   --------
                                               ---------    --------    ------------    ---------   --------

                                                                       PREFERRED STOCK
                                               -------------------------------------------------------------
                                                             SERIES A                          SERIES B
                                               -------------------------------------    --------------------
                                                 NUMBER                                   NUMBER
                                                   OF                       NOTE            OF
                                                 SHARES      AMOUNT      RECEIVABLE       SHARES     AMOUNT
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 28, 1995                       -        $  -         $   -               -      $   -

  Shares issued for Cash (Note 6)                  -           -             -               -          -

  Shares issued for Services (Note 6)              -           -             -               -          -

  Stock dividends at market value (Note 6)         -           -             -               -          -
  Transfer of surplus for stock dividend

  Net (Loss) for the Year
   Ended February 28, 1995
                                               ---------    --------    ------------    ---------   --------
BALANCES - FEBRUARY 29, 1996                       -           -             -               -          -

  Shares issued for cash (Note 6)                              -             -                  5       -

  Shares issued for a note (Note 6)            1,960,745      1,961     (4,899,988)
  Expenses related to issuance

  Cash received on note                                                    658,818

  Net (Loss) for the quarter
   Ended May 31, 1996
                                               ---------    --------    ------------    ---------   --------
BALANCES, May 31, 1996                         1,960,745   $   1,961    (4,241,170)             5       -
                                               ---------    --------    ------------    ---------   --------
                                               ---------    --------    ------------    ---------   --------


                                                  PAID-IN      ACCUMULATED      TREASURY     SHAREHOLDERS'
                                                  CAPITAL        DEFICIT          STOCK         EQUITY
                                               -------------  -------------    -----------   ------------
BALANCES - FEBRUARY 28, 1995                   $ 11,214,439    $(5,022,828)    $  (8,853)     $ 6,444,292

  Shares issued for Cash (Note 6)                   247,331         -                -             (2,836)

  Shares issued for Services (Note 6)                66,216         -                -             68,362

  Stock dividends at market value (Note 6)          802,321        803,553          (248)            (248)
  Transfer of surplus for stock dividend           (803,553)      (803,553)          -               -
  Net (Loss) for the Year
   Ended February 28, 1995                                        (628,636)          -           (628,636)
                                               -------------  --------------   ------------   ------------
BALANCES - FEBRUARY 29, 1996                     11,528,754     (5,651,466)       (9,101)       5,861,432

  Shares issued for cash (Note 6)                    97,660         -               -              98,013

  Shares issued for a note (Note 6)               4,896,027         -               -                -
  Expenses related to issuance                     (165,163)                                     (165,163)

  Cash received on note                                                                           658,818

  Net (Loss) for the quarter
   Ended May 31, 1996                                             (127,426)                      (127,426)
                                               -------------  --------------   ------------   --------------
BALANCES, May 31, 1996                         $ 16,359,478    $(5,778,892)      $ (9,101)    $ 6,345,674
                                               -------------  --------------   ------------   --------------
                                               -------------  --------------   ------------   --------------

         (The accompanying notes are an integral part of these statements.)

                          STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                                ENDED MAY 31, 1996 AND MAY 31, 1995

                                                          MAY 31                MAY 31
                                                           1996                  1995
                                                      -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ (127,426)           $ 408,010
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities -
      Depreciation and Amortization (Note 1)                16,724               16,414
      Provision for Obsolescence (Note 1)                    -                   94,510
      Minority Interest in Subsidiary Profit
        (Loss)                                             (36,466)              15,202
      Stock issued to Directors/Officers/Employee            -                   68,382
      Changes in assets and liabilities -
        Decrease (Increase) in Receivables                 (55,931)            (563,935)
        Decrease (Increase) in Receivable from
          related party                                      -                   37,500
        Decrease (Increase) in Inventories                 (12,137)               5,339
        Decrease (Increase) in Deposits and
          Prepaids                                          38,755               45,588
        Increase (Decrease) in Accounts Payable             75,667              (34,292)
        Increase (Decrease) in Payable to
          related party                                      -                    1,715
        Increase (Decrease) in Other Liabilities             1,876              (27,909)
        Increase (Decrease) in Liabilities
          subject to compromise                            (17,885)             (13,388)
                                                        -------------     ------------

  Net cash used in operating activities                    (11,826)              53,418
                                                        -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on print equipment                               (20,000)                -
  Investment in Subsidiaries                              (492,290)                -
  (Advances) to and Repayments from Partnerships               252              (10,049)
                                                        -------------     ------------
    Net cash provided by investing activities             (512,038)             (10,049)
                                                        -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on financing                        (17,128)                 -
  Net proceeds from cash sales of common and
    preferred stock                                        591,655                  -
  Repayment of Long-Term Debt                               (7,762)              (4,095)
  Minority interest                                         36,465              (15,202)
                                                        ------------      ------------
    Net cash used in financing activities                  603,230              (19,297)
                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH                            (25,631)              24,072
CASH AT BEGINNING OF PERIOD                                132,245               37,885
                                                        -----------       ------------
CASH AT END OF PERIOD                                   $  106,614            $  61,957
                                                        ------------      ------------
                                                        ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION (Note 11):
Cash expenditures during the nine months for -
  Interest                                              $    2,179                3,837
  Taxes, including taxes paid through payments
    on liabilities subject to compromise of
    $18,915 in 1996 and $13,386 in 1995                     20,925               13,519

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

          IDLE POWER GENERATION EQUIPMENT:

               Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output valued at $2,526,063 and the relocated Raft River Power Plant valued at of $2,700,000 and estimated to be capable of up to 7,200 KW of output. Total net book value of these assets is $5,226,063. A recent appraisal (May 1996) of these assets determined the fair market value to be $5.7 million.

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

          PROVISIONS FOR OBSOLESCENCE:

               Idle geothermal power generation equipment as at February 29, 1992 was adjusted to the lower of cost or appraisal value. Thereafter, through February 29, 1996, provisions for obsolescence were provided based on the remaining economic life, which was estimated in 1992 to be eighteen years. Based on a May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Raft River power plant asset, reducing its net book value at February 29, 1996 to the fair market, appraised value of $2.7 million. Beginning with the fiscal year ended February 28, 1997, the Company is subject to the provisions of FAS 121 concerning the accounting for the impairment of long-lived assets. Based on the provisions of FAS 121, the Company has adopted an accounting policy in which it will review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value. The Company will apply FAS 121 each quarter, as required.


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

          BUSINESS SEGMENT INFORMATION

               The Company currently classifies its business activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in the quarters ending May 31, 1996 and 1995 are as follows (amounts in thousands):

                                      ELECTRIC    PRINTING
                                       POWER     AND OFFICE
($000)                               PRODUCTION   SUPPLIES   CONSOLIDATED
- -------                             -----------  ----------  ------------
QUARTER ENDING MAY 31, 1996
Sales                                * $    68    $   303      $  371
Operating Income (Loss)                   (167)        40        (127)
Gain on disposition of assets              586          -         586
Identifiable assets                 **   6,967        429       7,396
Depreciation/amortization                   13          4          17
Provision for obsolescence                 -           -          -
Capital expenditures                       -           -          -

($000)
- -------
QUARTER ENDING MAY 31, 1995
Sales                                * $   260    $   249      $  509
Operating Income (Loss)                   (203)        25        (178)
Extraordinary Item                         586         -          586
Identifiable assets                 **   7,625        495       8,120
Depreciation/amortization                   13          3          16
Provision for obsolescence                  95         -           95
Capital expenditures                       -           -           -

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

               The merger qualifies as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented. Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):

          Three months ended
          May 31, 1996
          (UNAUDITED)                            NEC        HPBS       Combined
          -----------                           -----      -------    ---------
          Net revenues                       S    67.9     $  303.1   $   371.0
          Net income (loss)                  $  (167.3)    $   39.9   $  (127.4)

          Three months ended
          May 31, 1995
          (UNAUDITED)                            NEC        HPBS      Combined
          ----------                            -----      -------    ---------
          Net revenues                      $   260.0     $  249.4    $   509.4
          Gain on asset sales                   585.5        -        $   585.5
          Net income (loss)                 $   383.0     $   25.0    $   408.0


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

NOTE 3 - Short-Term Borrowings:

          The following summarizes short-term borrowings at May 31, 1996:

                  Mortgage note-current    $ 29,704
                                           --------
                                           --------

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

          Property and equipment due to differences in
               depreciation and reserve for obsolescence      $    809,795
               Net operating loss carry forward                  1,746,946
                                                              ------------
               Total deferred tax asset                          2,556,741
               Valuation allowance                              (2,556,741)
                                                              ------------
               Net deferred tax asset                         $     -
                                                              ------------
                                                              ------------

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







                (Remainder this of page intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company recently announced the formation of two new wholly owned subsidiaries with the objective of organizing the Company strategically for planned growth through acquisitions. Newly formed San Jacinto Energy Corporation ("SJEC") was formed to control all applicable shareholdings, debt instruments, partnership interests and renewable power generating assets of the Company, as well as interests in a non-related printing and business supply company also known as Herth Printing and Business Supplies, Inc. Central Communications Corporation ("CCC") was formed to pursue mergers and acquisitions of telecommunications companies and businesses operating in related sectors.

     The resulting organizational structure of the Company is set forth below, with the Company ("NEC") holding substantially all subsidiary interests through SJEC, with the exception of telecommunications based business, Telecom Technologies, Inc. ("TTI") held by CCC, as follows:

                               NEC (1)
                                  |
                  -----------------------------
                  |                           |
    ----------- SJEC (2)                      CCC (10)
    |                                          |
    |---------- SJPC (3)                      TTI (11)
    |
    |----------  YAC (4)
    |
    |---------   CEC (5)
    |    |
    |    |----  HPBS (6)
    |    |
    |    |----   OPP (7)
    |
    --- NEP  I,  LP  (8)
      |
      |-NGPP,   LP   (9)


LEGEND:

     (1)  NEC -- Nevada Energy Company, Inc. (Parent company)
                     Delaware corporation, publicly owned, NASDAQ listed

     (2)  SJEC -- San Jacinto Energy Corporation
                     Nevada corporation, wholly owned by NEC

     (3)  SJPC -- San Jacinto Power Company, Inc.
                     Nevada corporation
                     Majority owned subsidiary, 50.01% by NEC
                     Minority owner or 49.99% is NASDAQ listed The New World Power Company, company currently in process of acquiring minority interest.

     (4)  YAC -- Yerington Acquisition Company
                     Nevada corporation
                     Wholly owned subsidiary, holds all idle Ormat/Raft River power generating equipment, pending acquisition of TADS Geothermal's Nevada geothermal power plants and long-term power sales agreement with Sierra Pacific Power.

     (5)  CEC -- Combustion Energy Company, Inc.
                     Nevada corporation
                     Wholly owned subsidiary

     (6)  HPBS -- Herth Printing and Business Supply, Inc.
                     Nevada corporation
                     Wholly owned subsidiary printing and business supplies operates from current Company headquarters building in Reno, NV

     (7)  OPP -- Oreana Power Partners, Limited Partnership
                     Nevada limited partnership
                     Owned 49% CEC as general partner, 1% NEC as limited partner, 49% Energy Development Associates (non-affiliated Nevada corporation) as general partner and 1% Geothermal Development Associates (non-affiliated private Nevada corporation) limited partner. Formed to propose a gas fired power project, currently inactive.

     (8)  NEP I, LP -- Nevada Energy Partners, I, Limited Partnership
                     Nevada limited partnerships owned 60% by the Company and 40% by Nevada Electric Power Company (a Nevada
                     Sub-S corporation 100% owned by Jeffrey Antisdel, company president). NEP owns 100% of NEC Class B common shares and 31.66% of NGPP.

     (9)  NGPP -- Nevada Geothermal Power Partners, Limited
                     Nevada limited partnership, owned 31.66% by NEP, and the balance of ownership by Hot Springs Power Company and various limited partners. In dissolution as a result of sale of primary asset, 50% interest in Brady Power Project in May 1995.

    (10)  CCC -- Central Communications Corporation
                     Nevada corporation, wholly owned by the Company

    (11)  TTI -- Telecom Technologies, Inc.
                     Oregon corporation, wholly owned by CCC
                     Operates long distance resale business servicing
                     20 retail long distance communications centers known as "Casetas Telefonicas" providing long-distance service to primarily Latin American communities.


                                    LIQUIDITY

     As of May 31, 1996, the Company had $420,472 in current assets. Cash of $106,614 (including $10,058 held by its majority owned subsidiary) was available for on-going operations. The Company also held a note for the purchase of Series A preferred shares with a remaining balance of $4,241,170 collectible over an eleven month period.

     Cash used by operating activities in the three months ended May 31, 1996 was $25,631 The after-tax loss from operations was $127,426 which included $16,724 of non-cash charges for depreciation. As a result of the Company's adoption of FAS 121 to account for impairment of long-term assets, there was no provision for obsolescence in the quarter ended May 31, 1996 as the assets were then valued in excess of fair market appraisal value based on and independent appraisal completed in May 1996. Had the Company followed its previous policy of providing for obsolescence on a prospective basis, the estimated obsolescence charges for the quarter would have been $115,560. Investing activities used $512,038 in cash in during the period May 31, 1996, including expenditures of $20,000 for a deposit on equipment purchases and $492,290 advanced to a subsidiary in anticipation of the acquisition of a telecommunications business. Cash flows from financing activities in the quarter ended May 31, 1996 came from sales of preferred and common shares and generated $603,230 in cash.

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

     To that end, the Company had previously attempted to consummate sale through the execution of a non-binding letter of intent for the sale of all Ormat power generating turbines, together with associated equipment and right to purchase a geothermal power facility to Pollution Control International ("PCI"). The PCI agreement then provided for the Company to receive cash and securities in excess of $4.5 million dollars and in excess of the equipment's net book value and its appraised fair market value of $4.38 million dollars. However, due to the complexities of attempting to assign rights to acquire a geothermal power facility in conjunction with the proposed sale of the Ormat units, the transaction was terminated.

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

                               Cost of Operations

     As a result of the Company's adoption of FAS 121 for the fiscal year ended February 28, 1997, there was no provision for obsolescence in the quarter ended May 31, 1996. Under the provisions of FAS 121, the Company will review the valuation of its long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value as of May 31, 1996. The provision would have been $115,560, if prior accounting methods had continued in effect. Comparable cost for the quarter ended May 31, 1995 were $94,810. Depreciation and amortization for the quarter ended May 31, 1996 were $16,724. Comparable costs for the quarter ended May 31, 1996 were $16,414.

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

                                   Net Result

     In the three months ending May 31, 1996, there was a total operating loss of $127,426 or $0.01 per share on 8,859,279 average Class A Common shares outstanding. For the three months ending May 31, 1995, there was an operating income of $408,010 or $0.05 per share on 8,277,376 average Class A common shares outstanding.

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

     The closing of the Tads acquisition is subject to the fulfillment of certain conditions precedent, including approval by Sierra Pacific Power Company ("Sierra") of the assignment of its power purchase agreements with Tads to the Company, approval of the Public Service Commission of Nevada ("PSCN") and receipt of certain environmental permitting which includes permits for surface disposal of geothermal fluids. The Company delayed closing of the Tads acquisition pending Tads receipt of surface disposal permitting from the State of Nevada. As of July 1, 1996, the Company had received evidence of the approval of the power purchase agreement assignments by Sierra, approval by the PSCN and receipt of appropriate surface disposal permitting required to closing.

     On July 1, 1996, the Company confirmed revised terms requisite to complete the purchase of Tads in consideration of the delivery of restricted Class A Common shares with a market value of $575,000 and the assumption of a promissory note in the amount of $125,000. The Company's management anticipates closure of the facility purchase during the month of August 1996 and has confirmed Tads intent to close.

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

The Company is presently evaluating numerous telecommunications related acquisitions.
                                  RISK FACTORS

IDLE POWER GENERATION EQUIPMENT

     As at May 31, 1996, the Company reported assets of $6,911,171, a substantial portion of which (76%) was represented by idle power generation equipment ($5,226,063). There is no assurance or guaranty that either (a) there is a market for such equipment, or (b) the Company would generate, upon sale, proceeds in an amount equal to the value of this equipment as reflected on its balance sheet.

     This equipment, which was acquired by the Company in a series of purchase transactions between 1984-1986, has never been placed in service, with the exception of one generating plant which was utilized for a six month period and four plants which generated power at December 31, 1986 in order to qualify for investment tax credits. Subsequent to its acquisition, all of the equipment has been placed in storage. Although the Company has monitored this equipment and periodically reviews its operating status, there is no assurance or guaranty that this equipment will function as designed when and if placed in operation.

     During the period 1991-1996, the Company has endeavored to identify various projects in which the generation plants may be utilized. In addition, from time to time the Company has explored the potential sales of one or more generating units to third parties as set forth in management's discussion and analysis herein. To date, the Company has not been successful in the development of a project for utilization of such equipment or the sale of such equipment, and there is not assurance or guaranty that the Company will be successful in the future.

     Although the Company continues to identify projects in which the idle power generating equipment could be utilized, there is no assurance or guaranty that the Company will be successful in either (a) identifying such projects, (b) securing funding for any such project, or (c) developing the projects.

     To the extent that the Company is not successful in its attempt to utilize these assets in its operations, the Company will be compelled to offer and sell these assets in the open market. In such event, there is no assurance or guaranty that the Company will generate sale proceeds in an amount equal to or greater than the value of these assets as reflected in its financial statements as at May 31, 1996. The market value of these assets is dependent upon numerous factors, the majority of which are beyond the control of the Company, including, but not limited to, the mechanical condition of the equipment, the state of technology, the availability of equipment of a similar nature, the demand for such equipment in the marketplace, the economic conditions surrounding the unregulated utility marketplace, the availability tax credits and deductions related to the use of such equipment and other factors that are beyond the Company's control.

     Accordingly, current and prospective shareholders are advised that the idle power generating equipment constitutes assets of a "special" use category, for which there is limited marketability and there is no assurance or guaranty that the assets will generate proceeds to the Company in an amount equal to or greater than the value as reflected in the financial statements as at May 31, 1996.

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