Form 10QSB
period 1996-08-31
NEVADA ENERGY COMPANY INC
filed 1996-10-21
CIK 712803

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ........  to .............

Commission file number: 0-14873

                           NEVADA ENERGY COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                84-0897771
----------------------------------------------          -------------------
 (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification No.)


                  510 Castillo street, Santa Barbara, CA 93101
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (805) 884-8350
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                   401 East Fourth Street, Reno, Nevada 89512
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 12,603,247shares of the registrant's Class A Common Stock, $.001 par value, outstanding as of October 18, 1996.

                           NEVADA ENERGY COMPANY, INC.

                                      INDEX

Part I. Financial Information                                       Page Number
-----------------------------                                       -----------

Item 1.  Financial Statements

Consolidated Balance Sheets  -
     August 31, 1996 and February 28, 1996                              3 - 4

Consolidated Statements of Operations
     for the three months ended August 31, 1996
     the six months ended August 31, 1995
     and for the three months ended August 31, 1996
     and the six months ended August 31, 1995                             5

Consolidated Statements of Shareholders' Equity -
     for the year ended February 28, 1995 and the
     six months ended August 31, 1996                                     6

Consolidated Statements of Cash Flows -
     for the six months ended August 31, 1996
     and the six months ended August 31, 1995                             7

Notes to Consolidated Financial Statements                                8

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                22

Part II. Other Information
--------------------------

Item 1. Legal Proceedings.                                               31

Item 4. Submission of Matters to a Vote of
            Security Holders.                                            31

Item 5. Other Information.                                               32

Item 6. Exhibits and Reports on Form 8-K .                               43

                           NEVADA ENERGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                      AUGUST 31, 1996 and FEBRUARY 29, 1996



                                   A S S E T S
                                   - - - - - -

                                                   AUG. 31, 1996    FEBRUARY 29
                                                     (Unaudited)        1996
                                                     -----------    -----------
CURRENT ASSETS:
  Cash                                               $    75,192    $   132,243
  Receivables                                            529,519        137,274
  Inventory                                               52,026         35,375
  Deposits and prepaid expenses                           45,761        119,375
                                                     -----------    -----------
      Total Current Assets                               702,498        424,267
                                                     -----------    -----------



PROPERTY AND EQUIPMENT, at cost (Note 1):
  Furniture, equipment and vehicles                      525,905        229,580
  Building                                               253,156        253,156
  Power generation equipment                           1,052,823      1,087,607
  Idle power generation equipment
   (Net of obsolescence of $2,532,472)                 5,226,063      5,226,063
  Land                                                    70,000         70,000
                                                     -----------    -----------
                                                       7,127,947      6,866,406
  Less - Accumulated depreciation and amortization      (335,964)      (336,277)
                                                     -----------    -----------
      Net Property and Equipment                       6,791,983      6,530,129
                                                     -----------    -----------


OTHER ASSETS (Note 2):
  Investments in partnerships                              2,975          3,227
  Investments in subsidiaries                          1,639,969         24,546
  Deposits (Note 4)                                            0
  Power Purchase Agreements, net of Amortization          47,027         48,288
  Organization Expense, net of amortization                  962          1,102
                                                     -----------    -----------
                                                       1,690,933         77,163
                                                     -----------    -----------
  TOTAL ASSETS                                       $ 9,185,414    $ 7,031,559
                                                     ===========    ===========

       (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                      AUGUST 31, 1996 and FEBRUARY 29, 1996


 L  I  A  B  I  L  I  T  I  E  S    A  N  D    S  H  A  R  E  H  O  L  D  E  R  S'    E  Q  U  I  T  Y
 -  -  -  -  -  -  -  -  -  -  -    -  -  -    -  -  -  -  -  -  -  -  -  -  -  -     -  -  -  -  -  -

                                                                            AUG. 31, 1996    FEBRUARY 29
                                                                              (Unaudited)        1996
                                                                             ------------    ------------
 CURRENT LIABILITIES:
  Accounts payable                                                           $    553,533    $    187,455
  Short-term borrowings (Note 3)                                                   55,475          42,041
  Payable to related party                                                         37,965          37,965
  Accrued payroll                                                                 109,730          60,294
  Other liabilities                                                                79,604          65,047
  Liabilities subject to compromise (Note 1)                                       26,891          43,207
                                                                             ------------    ------------
         Total Current Liabilities                                                863,197         436,009
                                                                             ------------    ------------
NON-CURRENT LIABILITIES
  Mortgage Payable (Note 3)                                                       249,592          15,688
                                                                             ------------    ------------
         Total Non-Current Liabilities                                            249,592          15,688
                                                                             ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)                                      --              --
                                                                             ------------    ------------
         Total Liabilities                                                      1,112,789         451,697
                                                                             ------------    ------------
MINORITY INTEREST IN SUBSIDIARY (Note 2)                                          658,038         698,430
                                                                             ------------    ------------
SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 6 and 7):
  Preferred stock, $.001 Par Value, Authorized 2,000,000 shares;
      Issued and outstanding -
         Series A - 1,463,793 shares at August 31, 1996, none at
            February 29, 1996                                                       1,464            --
         Series B - 5 shares at August 31, 1996, none at February 29, 1996           --              --
  Class A Common Stock, $.001 par value, Authorized 25,000,000 shares;
      Issued and outstanding 12,203,247 shares at August 31, 1996
         and 8,808,485 shares at February 29, 1996                                 12,203           8,808
  Class B Common Stock, $.001 Par Value, Authorized 25,000,000 shares;
      Issued and outstanding 4,437,473 shares at August 31, 1996
         and 4,437,473 shares at February 29, 1996                                  4,437           4,437
  Additional paid-in capital                                                   17,488,957      11,528,754
  Series A - note receivable                                                   (3,655,586)           --
  Accumulated deficit                                                          (6,427,788)     (5,651,466)
  Treasury stock - Class A, 16,785 shares at August 31, 1996 and
      16,785 shares at February 29, 1996                                           (9,101)         (9,101)
                                                                             ------------    ------------
         Total Shareholders' Equity                                             7,414,586       5,881,432
                                                                             ------------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  9,185,414    $  7,031,559
                                                                             ============    ============

            (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS     SIX MONTHS   THREE MONTHS    SIX MONTHS
                                                  ENDED         ENDED           ENDED          ENDED
                                                AUGUST 31      AUGUST 31      AUGUST 31      AUGUST 31
                                                   1996          1996            1995           1995
                                              -----------    -----------    -----------    -----------
REVENUES:
  Energy Sales                                $   133,284    $   201,230    $   284,292    $   544,233
  Printing and Business Supply Sales              350,698        653,781        253,722        503,140
                                              -----------    -----------    -----------    -----------
         Total Revenues                           483,982        855,011        538,014      1,047,373
                                              -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
  Cost of Sales                                   270,579        469,206        199,081        352,720
  Cost of Operations                               72,989        152,033        140,909        321,304
  Depreciation and Amortization (Note 1)           30,859         47,583         14,047         30,461
  Provision for obsolescence (Note 1)                   0             (0)        94,810        189,620
  Professional Fees                               293,928        401,772        151,544        246,354
  General and Administrative                      467,042        598,482        187,728        315,410
                                              -----------    -----------    -----------    -----------
         Total Costs and Expenses               1,135,397      1,669,076        788,119      1,455,869
                                              -----------    -----------    -----------    -----------

OTHER INCOME AND (EXPENSES):
  Interest Income                                     117            278          2,810          3,263
  Other Income                                      2,238          3,234          2,140          6,275
  Gain on sale of project interest (Note 2)             0           --          359,523        945,034
  Loss from Partnership interests                   2,179        (20,000)       (20,000)
  Interest Expense                                (49,207)       (12,761)        (9,251)       (13,087)
  Minority Interests (Notes 1 and 2)               47,392         47,392       (213,816)      (229,018)
                                              -----------    -----------    -----------    -----------
         Total other income and (expense)           2,719         38,143        121,407        692,467
                                              -----------    -----------    -----------    -----------
LOSS BEFORE TAXES                                (648,696)      (775,922)      (128,699)       283,971

      PROVISION FOR INCOME TAXES (Note 8)             200            400            200        (13,667)
                                              -----------    -----------    -----------    -----------
NET INCOME (LOSS)                             $  (648,896)   $  (776,322)   $  (128,899)   $   297,638
                                              ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE (Notes 1 and 6)   $     (0.06)   $     (0.08)   $     (0.01)   $      0.03
                                              ===========    ===========    ===========    ===========

       (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE YEAR ENDED FEBRUARY 29, 1996 AND SIX MONTHS ENDED AUGUST 31, 1996

                                                       CLASS A COMMON              CLASS B COMMON          PREFERRED STOCK
                                            -----------------------------------  ----------------- ---------------------------------
                                                                                                              SERIES A
                                                                                                   ---------------------------------
                                            NUMBER                                NUMBER            NUMBER
                                              OF                                     OF               OF                    NOTE
                                            SHARES        AMOUNT   SUBSCRIBED     SHARES    AMOUNT  SHARES     AMOUNT    RECEIVABLE
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES - FEBRUARY 28, 1995,               7,509,481   $  7,509   $  250,000   4,024,918   $4,025     -     $  -       $       -

   Shares Issued for Cash (Note 6)            333,333        333     (250,000)      -           -      -         -               -

   Shares Issued for Services (Note 6)        145,842        146        -           -           -      -         -               -

   Stock dividends at market value (Note 6)   819,829        820        -         412,555      412     -         -               -
   Transfer of surplus for stock dividend

   Net (Loss) for the Year
     Ended February 28, 1995
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES - FEBRUARY 29, 1996                8,808,485      8,808        -       4,437,473    4,437     -         -               -

   Shares issued for cash (Note 6)            152,381        153        -           -           -                -               -

   Shares issued for assets (Note 6)        2,000,000      2,000

   Shares issued/retired in conversion      1,242,381      1,242                                    (496,952)   (497)

   Shares issued for a note (Note 6)                                    -           -           -  1,960,745   1,961     (4,899,988)
   Expenses related to issuance

   Cash received on note                                                                                                  1,244,402

   Net (Loss) for the six months
     Ended August 31, 1996
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES, August 31, 1996                  12,203,247   $ 12,203   $    -       4,437,473   $4,437 1,463,793 $ 1,464    $(3,655,586)
                                           ===========  =========  =========== ===========  ====== ========= ========  =============

                                                 PREFERRED STOCK
                                               -------------------
                                                     SERIES B
                                               -------------------
                                                 NUMBER
                                                    OF                 PAID-IN     ACCUMULATED      TREASURY    SHAREHOLDERS'
                                                 SHARES    AMOUNT      CAPITAL        DEFICIT        STOCK          EQUITY
                                               -------    --------  -----------  ---------------    ----------   ------------
BALANCES - FEBRUARY 28, 1995,                       -      $   -   $ 11,214,439  $ (5,022,828)        (8,853)   $ 6,444,292

   Shares Issued for Cash (Note 6)                  -          -        247,331          -           -               (2,336)

   Shares Issued for Services (Note 6)              -          -         68,216          -           -               68,362

   Stock dividends at market value (Note 6)         -          -        802,321      (803,553)          (248)          (248)
   Transfer of surplus for stock dividend                              (803,553)      803,553        -              -

   Net (Loss) for the Year
     Ended February 28, 1995                                                          (628,638)       -             (628,638)
                                              -------    --------  -----------  ---------------    ----------   ------------
BALANCES - FEBRUARY 29, 1996                       -          -       11,528,754    (5,651,466)        (9,101)     5,881,432

   Shares issued for cash (Note 6)                 5          -           97,860          -           -               98,013

   Shares issued for assets (Note 6)                                   1,154,250                                   1,156,250

   Shares issued/retired in conversion                                      (745)                                    -

   Shares issued for a note (Note 6)                                   4,898,027          -           -              -
   Expenses related to issuance                                         (189,189)                                   (189,189)

   Cash received on note                                                                                           1,244,402

   Net (Loss) for the six months
     Ended August 31, 1996                                             (776,322)                                    (776,322)
                                              -------    --------  -----------  ---------------    ----------   ------------
BALANCES, August 31, 1996                         5      $  -      $17,488,957  $   (6,427,788)        (9,101)  $  7,414,586
                                               ======    ========  ===========  ===============    ==========   ============

                     (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                    ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                                                         AUGUST         AUGUST
                                                                          1996           1995
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                     $  (776,322)  $   297,637
  Adjustments to reconcile net income (loss)
      to net cash used in operating activities -
         Depreciation and Amortization (Note 1)                            47,583        30,461
         Provision for Obsolescence (Note 1)                                 --         189,620
         Amortization of Goodwill                                         110,028          --
         (Gain) Loss on Disposition of Assets                                --        (359,523)
         Minority Interest in Subsidiary Profit (Loss)                     47,392       229,018
         Equity in Loss from Partnership Interests                           --          20,000
         Stock issued to Directors/Officers/Employee                         --          68,362
         Changes in assets and liabilities -
            Decrease (Increase) in Receivables                           (392,245)     (747,545)
            Decrease (Increase) in Stock Subscription Receivable             --         150,000
            Decrease (Increase) in Receivable from related party             --          37,500
            Decrease (Increase) in Inventories                            (16,681)        3,530
            Decrease (Increase) in Deposits and Prepaids                   73,614        (8,603)
            Increase (Decrease) in Accounts Payable                       366,078       (34,541)
            Increase (Decrease) in Payable to related party                  --          (8,117)
            Increase (Decrease) in Other Liabilities                       63,993       (51,126)
            Increase (Decrease) in Liabilities subject to compromise      (16,316)      (23,294)
                                                                      -----------   -----------
      Net cash used in operating activities                              (492,876)     (206,621)
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquistion of Property and Equipment                               (300,400)      (48,401)
      Proceeds from Sale of Assets                                        650,000
      Investment in Subsidiaries                                         (708,125)         --
      (Advances) to and Repayments from Partnerships                         --         (35,472)
                                                                      -----------   -----------
      Net cash provided by investing activities                        (1,008,525)      566,127
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Principal repayments on financing                                   (33,062)      (10,113)
      Net proceeds from cash sales of common and preferred stock        1,244,402       250,000
      Borrowing                                                           280,400          --
      Minority interest                                                   (47,392)     (229,018)
                                                                      -----------   -----------
      Net cash used in financing activities                             1,444,348        10,868
                                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH                                           (57,053)      370,374

CASH AT BEGINNING OF PERIOD                                               132,245        37,885
                                                                      -----------   -----------
CASH AT END OF PERIOD                                                 $    75,192   $   408,259
                                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Note 11):
Cash expenditures during the nine months for -
  Interest                                                            $     9,316        19,716
  Taxes, including taxes paid through payments on liabilities
      subject to compromise of $18,915 in 1996 and $13,386 in 1995            200        27,158

       (The accompanying notes are an integral part of these statements.)

                           NEVADA ENERGY COMPANY, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies:

            Principles of Consolidation:
            ----------------------------

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

            Organization and Operations:
            ----------------------------

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

            Power Generation Equipment:
            ---------------------------

                  Power generation  equipment is carried at cost and consists of
            64 wind turbine generators operated in California by San Jacinto Power.

            Idle Power Generation Equipment:
            --------------------------------

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

            Land and Buildings
            ------------------

                  Included in the assets of HPBS (see above) was a ten  thousand eight hundred (10,800) square foot building containing office space, print shop and warehouse space with a historical cost of $253,156 and approximately 0.77 acres of fee land with a book value of $70,000.

            Depreciation and Amortization:
            ------------------------------

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

            Provisions for obsolescence:
            ----------------------------

                  Idle geothermal power generation  equipment as at February 29,
            1992 was adjusted to the lower of cost or appraisal value. Thereafter, through February 29, 1996, provisions for obsolescence were provided based on the remaining economic life, which was estimated in 1992 to be eighteen years. Based on a May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Raft River power plant asset, reducing its net book value at February 29, 1996 to the fair market, appraised value of $2.7 million. Beginning with the fiscal year ended February 28, 1997, the Company is subject to the provisions of FAS 121 concerning the accounting for the impairment of long-lived assets. Based on the provisions of FAS 121, the Company has adopted an accounting policy in which it will review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. In the interim there will be no provisions for obsolescence. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value. The Company will apply FAS 121 each quarter, as required. No adjustment has been made in the quarter ending August 31, 1996.

            Goodwill
            --------

            The acquisition of Telecomm Technologies, Inc. resulted in approximately $1,700,000 in goodwill. This is currenlty being amortized over a three year period.

            Net Income (Loss) per Common Share:
            -----------------------------------

                  The net income (loss) per common share is computed  based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Class A shares issued in conjunction with the merger of HPBS and CEC (See Notes 1 and 5) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 9,990,866 in the six months ending August 31, 1996, 11,122,453 in the three months ended August 31, 1996, 8,752,930 in the six months ending August 31, 1995 and 8,808,485 in the three months ended August 31, 1995.

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

            Business Segment Information
            ----------------------------

                  The Company  currently  classifies its business  activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in the quarters ending August 31, 1996 and 1995 are as follows (amounts in thousands):.

                                        ELECTRIC     PRINTING
                                          POWER      AND OFFICE
($000)                                 PRODUCTION    SUPPLIES    CONSOLIDATED
------                                 ----------    ----------  ------------
QUARTER ENDING
AUGUST 31, 1996
---------------
Sales                                 * $    68      $   303     $  371
Operating Income (Loss)                    (167)          40       (127)
Gain on disposition of assets               586          -          586
Identifiable assets                  **   6,967          429      7,396
Depreciation/amortization                    13            4         17
Provision for obsolescence                  -            -          -
Capital expenditures                        -            -          -
                                       10

                                        ELECTRIC     PRINTING
                                          POWER      AND OFFICE
                                       PRODUCTION    SUPPLIES    CONSOLIDATED
                                       ----------    ----------  ------------
($000)
------
SIX MONTHS ENDING
AUGUST 31, 1996
---------------
Sales                                 * $   201      $   654      $ 855
Operating Income (Loss)                    (845)          69       (776)
Identifiable assets                  **   8,350          835      9,185
Depreciation/amortization                    27           21         48
Capital expenditures                        -            307        307

($000)
------
Quarter ENDING
AUGUST 31, 1995
---------------
Sales                                 * $   133     $   351     $   484
Operating Income (Loss)                    (678)         29        (649)
Identifiable assets                  **   8,350         835       9,185
Depreciation/amortization                    16          18          34
Capital expenditures                        -           306         306

($000)
------
Six MoNTHS ENDING
AUGUST 31, 1995
---------------
Sales                                   $   544        $ 503    $ 1,047
Operating Income (Loss)                    (285)           3       (288)
Extraordinary Item                          586          -          586
Identifiable assets                  **   7,679          475      8,154
Depreciation/amortization                    24            6         30
Provision for obsolescence                  190          -          190
Capital expenditures                        -              1          1

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

      **    Includes $5,110,503 of net idle  power  generation equipment in 1996 and $5,593,780 of net idle power generation equipment in 1995.
                                         11

            Telecommunications results were adversely affected by a change in long-distance carriers which resulted in the Company's customers being direct billed by the long-distance carrier from approximately April 1, 1996 through August 16, 1996. (The asset acquisition occurred as of June 15, 1996). Effective approximately August 16, 1996, the Company's telecommuniations subsidiary (TTI) resumed direct billing of its customers. Revenues of $21,282 for the quarter ending August 31, 1996 are included in the energy segment. The results of operations was a loss of approximately $140,196 which is also included in the energy category.


NOTE 2 - Investments in Partnerships and Consolidated Subsidiaries:

            Combustion Energy Company, Inc.
            -------------------------------

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

            Combustion Energy Company merger with Herth Printing
            ----------------------------------------------------

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

                  The  merger  qualifies  as a tax-free  reorganization  and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented. Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):

    Three months ended
    August 31, 1996                  NEC              HPBS          Combined
    (Unaudited)
    -------------------------------------------------------------------------
    Net revenues              $    68.0           $ 303.0         $   371.0
    Net income (loss)         $  (167.0)         $   40.0         $  (127.0)
    -------------------------------------------------------------------------

    Six months ended
    August 31, 1996                  NEC              HPBS          Combined
    (Unaudited)
    -------------------------------------------------------------------------
    Net revenues              $   201.0           $ 654.0         $   855.0
    Net income (loss)        $   (845.0)         $   69.0        $   (776.0)
    -------------------------------------------------------------------------

    Three months ended
    August 31, 1995                  NEC              HPBS          Combined
    (Unaudited)
    -------------------------------------------------------------------------
    Net revenues              $   284.3          $  253.7         $   538.0
    Extraordinary income            -                 -           $     -
    Net income (loss)         $  (107.1)         $  (21.6)        $  (128.7)
    -------------------------------------------------------------------------

    Six months ended
    August 31, 1995                  NEC              HPBS          Combined
    (Unaudited)
    -------------------------------------------------------------------------
    Net revenues              $   544.2          $  503.1         $ 1,047.3
    Extraordinary income      $   585.5               -           $   585.5
    Net income (loss)         $   294.2          $    3.4         $   297.6
    -------------------------------------------------------------------------

            The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no adjustments which impacted net income. Intercompany transactions between the two companies, which were not material, have been eliminated.

            There have been no significant costs of combing the operations of the two companies. The Company relocated its headquarters to the building owned by HPBS in the quarter ending August 31, 1996.
      The cost of relocating was nominal.

            On August 16, 1996, the Company entered into an agreement to transfer the assets of HPBS to the then president of the Company. The transaction is pending review of the Company's legal counsel.

            San Jacinto Power Company
            -------------------------

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

            The Company has entered into negotiations to acquire the minority holders interest in SJPC.

            Mt. Apo Corporation
            -------------------

            Mount Apo Corporation, a Nevada corporation ("MAC") was formed on May 9, 1994. MAC is a joint venture of NEC and Geothermal Development Associates and was formed for the purpose of submitting a competitive bid on a 40 MWe geothermal project in the Philippines. The bid was unsuccessful. The Company's investment in MAC is carried at cost of $633. MAC is inactive at this time.

            Brady Geo Park Power Project, 1986, Ltd.
            ----------------------------------------

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

            Nevada Energy Partners - 1
            --------------------------

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

            As a general partner of NGPP, NEP-1LP will be entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees. BPP is a Nevada general partnership whose general partners are NGPP and ESIBH Limited Partnership, a Delaware limited partnership. The Company is entitled to receive sixty percent (60%) of NEP-1LP's distributable cash flow. There has been no cash from operations available for distribution through August 31, 1996.

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

            Oreana Power Partners
            ---------------------

            Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $292 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the quarter ending August 31, 1996.

            Yerington Acquisition Company, Inc.
            -----------------------------------

            Yerington Acquisition Company, Inc., a Nevada corporation ("YAC"), was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. At August 31, 1996, the acquisition was still pending. In December 1995, the Company transferred all of its right title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC.

Central Communications Corporation:
-----------------------------------

            Central  Communications  Corporation,  a Nevada corporation ("CCC"), was formed for the purpose of acquiring interests in the telecommunications business. On May 21, 1996, the Company announced that it had signed a binding letter of intent to acquire, through CCC, all of the outstanding shares of Telecom Technologies, Inc. an Oregon corporation ("TTI"), and certain other related assets. The terms of the acquisition provide for the payment of $500,000 in cash and issuance of 2,000,000 Class A common shares. The Company advanced to CCC $492,000 in cash in the quarter ended August 31, 1996 in anticipation of the completion of the acquisition. The acquisition was completed on June 21, 1996.

NOTE 3 - Short-Term Borrowings:

            The following summarizes short-term borrowings at August 31, 1996:
            Mortgage note-current               $ 29,704
            Current portion of
                  equipment note                  25,771
                                                --------
                                                $ 55,475
                                                ========

            There is a mortgage in the amount of $35,630 secured by the land and building acquired by CEC in its merger with HPBS (See Note 1). The current portion is $29,704 and monthly installments are $2,718 with interest at 10% per annum.

            The Company's subsidiary, CEC purchased a high-speed printing press which is subject to a 8 year note payable at $4,218 per month and bears interest at 9.75% (adjustable in accord with changes in the prime lending rate). The financing was not guaranteed by the Company.

NOTE 4 - Commitments and Contingencies

            The Company's wholly owned subsidiary CEC, has entered into a two year employment agreement with the former owner commencing November 30, 1994 which provides for annual compensation of $35,468 plus commissions.

            The Company's wholly owned subsidiary SJPC leases its wind turbine generator sites under a long-term lease with the United States Bureau of Land Management ("BLM"). Pursuant to the agreement, SJPC has the right of usage of the land for windmill operations until March 2014 and for an approximate annual fee of $89,000. The annual payments on the land lease was $89,610 for the year ended February 29, 1996. Such expense is included in the cost of operations in the accompanying financial statements. Pursuant to the lease agreement, the Company's estimated payments to the BLM as of August 31, 1996 are as follows:

                   1997                                 $   89,000
                   1998                                     89,000
                   1999                                     89,000
                   2000                                     89,000
                   2001                                     89,000
                   Thereafter                            1,157,000
                                                        ----------

                   Total                                $1,602,000
                                                        ==========

            The Company's wholly owned subsidiary, CCC, entered into a five year lease of office space in Santa Barbara, California on July 19, 1996. Except for the first two months, commencing on August 1, 1996, the monthly rental is $19,034. Pursuant to the lease agreement, the Company's estimated payments as of August 31, 1996 are as follows:

                   1997                                 $  121,638
                   1998                                    228,410
                   1999                                    228,410
                   2000                                    228,410
                   2001                                    228,410
                   Thereafter                               95,170
                                                        ----------

                   Total                                $1,130,448
                                                        ==========

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

            On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,745 Series A preferred shares at $2.50 per share to Golden Chance Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series A preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of Series A preferred shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A preferred share are equal to all classes of common stock. The Company accepted a note in the amount of $4,899,988 payable over a one year period as consideration for issuance of the Series A preferred shares. The present value of this note has been offset against paid-in equity in the accompanying finacial statements. The Series A preferred shares are to be held in escrow until payment is received. Golden Chance retains the right to vote the escrowed shares. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B preferred shares at $2.50 per share to directors of the Company. Terms of the Series B preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series B preferred shares have a right to convert to the Company's class A common shares. Liquidation preference rights of Series B preferred shares are limited to the par value of $.001 per outstanding share. Holders of Series B preferred shares have the right to appoint a temporary director in the event that Golden Chance defaults in the payment of the first $500,000 on its purchase of Series A preferred shares. Payments for a total of $658,818 (included is the $500,000 which extinguishes the Series B right described above) for the Series A preferred shares had been received as of May 31, 1996 and $1,244,402 had been received by August 31, 1996.

            On July 23, 1996, 496,952 shares of Series A preferred were converted to 1,242,381 shares of Class A common stock.

            At August 31, 1996, there were 1,1,463,793 Series A and 5 Series B preferred shares issued and outstanding.

NOTE 6 - Class A and Class B Common Stock:
 .
            In the year ended February 29, 1996, 333,333 shares of Class A common stock were issued for cash in the amount of $250,000 and 145,842 hares of Class A common stock were issued for services valued at $68,216, including 106,670 shares issued to directors in lieu of cash for annual fees and 39,172 shares issued to officers and an employee as bonuses.

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

NOTE 7 - Stock Option Plans:

            On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001, and no options have been exercised through August 31, 1996.

            On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through August 31, 1996.

            On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through August 31, 1996.

            On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 hares of the Company's Class A common stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through August 31, 1996.

            On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the
      Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318 . The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible Participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. During 1995, 500,000 shares were exercised at a price of $1.75 per share and there were no options outstanding as of August 31, 1996 under this Plan.

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
                                                                    ===========

            During the quarter ending August 31, 1996, the Company's potential deferred tax asset remained unchanged.

            No provision for Federal income taxes was recorded during the quarter ended August 31, 1996 or the quarter ended August 31, 1995 due to the accumulated net losses of the Company. Income taxes included in the financial statements represent California state income taxes on the net income of San Jacinto Power Company, the Company's majority owned consolidated subsidiary.

            As of August 31, 1996 the Company had federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $5,249,763 which expire in 2006 through 2010.

NOTE 9 - Supplemental Noncash Investing and Financing Activities:

            During the six months ended May 31, 1995, 145,842 shares of Class A Common Stock were issued for compensation of $68,362 to certain officers, directors and an employee earned in fiscal 1995.


            During the six months ending August 31, 1996, 2,000,000 shares of Class A common stock valued at $1,156,250 were issued for the acquisition of the assets of Telecomm Technologies, Inc.




                (Remainder this of page intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company recently announced the formation of two new wholly owned subsidiaries with the objective of organizing the Company strategically for planned growth through acquisitions. Newly formed San Jacinto Energy Corporation ("SJEC") was formed to control all applicable shareholdings, debt instruments, partnership interests and renewable power generating assets of the Company, as well as interests in a non-related printing and business supply company also known as Herth Printing and Business Supplies, Inc.. Central Communications Corporation ("CCC") was formed to pursue mergers and acquisitions of telecommunications companies and businesses operating in related sectors.

      The resulting organizational structure of the Company is set forth below, with the Company ("NEC") holding substantially all subsidiary interests through SJEC, with the exception of telecommunications based business, Telecom Technologies, Inc. ("TTI") held by CCC, as follows:

                                     NEC (1)
                                      |
                      -------------------------------------
                    |                                      |
                     -- SJEC (2)                           |
                    |                                    CCC (10)
                    |                                      |
                     -- SJPC (3)                           |
                    |                                   TTI (11)
                    |
                     -- YAC (4)
                    |
                     -- CEC (5)
                    |    |
                    |     -- HPBS (6)
                    |    |
                    |     -- OPP (7)
                    |
                     -- NEP I, LP (8)
                         |
                          --  NGPP, LP (9)

LEGEND:

      (1)   NEC - Nevada Energy Company, Inc. (Parent company)
                        Delaware corporation, publicly owned, NASDAQ listed

      (2)   SJEC - San Jacinto Energy Corporation
                        Nevada corporation, wholly owned by NEC

      (3)   SJPC - San Jacinto Power Company, Inc.
                        Nevada corporation
                        Majority owned subsidiary, 50.01% by NEC
                        Minority owner or 49.99% is NASDAQ listed The New World Power Company, company currently in process of acquiring minority interest.

      (4)   YAC - Yerington Acquisition Company
                        Nevada corporation
                        Wholly owned subsidiary, holds all idle Ormat
                        power generating equipment, pending acquisition of TADS Geothermal's Nevada geothermal power plants and long-term power sales agreement with Sierra Pacific Power.

      (5)   CEC - Combustion Energy Company, Inc.
                        Nevada corporation
                             Wholly owned subsidiary

      (6)   HPBS - Herth Printing and Business Supply, Inc.
                        Nevada corporation
                        Wholly owned subsidiary printing and business supplies operates from current Company headquarters building in Reno, NV

      (7)   OPP - Oreana Power Partners, Limited Partnership
                        Nevada limited partnership
                        Owned 49% CEC as general partner, 1% NEC as limited partner, 49% Energy Development Associates (non-affiliated Nevada corporation) as general partner and 1% Geothermal Development Associates (non-affiliated private Nevada corporation) limited partner. Formed to propose a gas fired power project, currently inactive.

      (8)   NEP I,LP - Nevada Energy Partners, I, Limited Partnership
                        Nevada limited partnership owned 60% by the Company and 40% by Nevada Electric Power Company (a Nevada Sub-S corporation 100% owned by Jeffrey Antisdel, company president). NEP owns 100% of NEC Class B common shares and 31.66% of NGPP.

      (9)   NGPP - Nevada Geothermal Power Partners, Limited
                        Nevada limited partnership, owned 31.66% by NEP, and the balance of ownership by Hot Springs Power Company and various limited partners. In dissolution as a result of sale of primary asset, 50% interest in Brady Power Project in May 1995.

      (10)   CCC - Central Communications Corporation
                        Nevada corporation, wholly owned by the Company

      (11)  TTI - Telecom Technologies, Inc.
                        Oregon corporation, wholly owned by CCC
                        Operates long distance resale business servicing 20 retail long distance communications centers known as "Casetas Telefonicas" providing long-distance service to primarily Latin American communities.

                                    LIQUIDITY

      As of August 31, 1996, the Company had $702,498 in current assets. Cash of $75,192 (including $32,793 held by its majority owned subsidiary) was available for on-going operations. The Company also held a note for the purchase of Series A preferred shares with a remaining balance of $3,655,586 collectible over an eight month period.

      Cash used by operating activities in the six months ended August 31, 1996 was $492,876. The after-tax loss from operations was $776,322 which included $47,583 of non-cash charges for depreciation and $110,028 in non-cash charges for amortization of goodwill. As a result of the Company's adoption of FAS 121 to account for impairment of long-term assets, there was no provision for obsolescence in the quarter ended August 31, 1996 as the assets were then valued in excess of fair market appraisal value based on and independent appraisal completed in May 1996. Had the Company followed its previous policy of providing for obsolescence on a prospective basis, the estimated obsolescence charges for the quarter would have been $115,560. Investing activities used $1,106,385 in cash in during the period ending August 31, 1996, including expenditures of $300,400 for the acquisition of high-speed print equipment and $805,985 advanced to a subsidiary for the acquisition of a telecommunications business. Cash flows from financing activities in the six months ended August 31, 1996 came from sales of preferred and common shares and generated $1,342,262 in cash.

      Cash used in operating activities in the six months ended August 31, 1995 was $206,621. The after-tax loss from operations was $287,874 which included $30,461 of non-cash charges for depreciation and $189,620 for obsolescence on idle equipment. Investing activities provided $566,127 in cash in during the period ending August 31, 1995, principally from the sale of wind turbines by SJPC and including expenditures of $35,472 for investments in partnerships. Cash flows from financing activities in the six months ended August 31, 1995 provided $10,868 in net cash in-flow, primarily from proceeds from sales of Class A common shares.

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

      In the quarter ending August 31, 1995 the disposition of the Brady Power Project asset, which had not generated any of the long-term cash flow expected, provided the Company with needed operating funds.

      The majority of ongoing expenses for the Company have been incurred in initiating acquisitions, development of future business, professional fees and operating overhead.

                                CAPITAL RESOURCES

      The Company has an asset base which includes idle electric power generating units (currently not in service and with a net book value of $5,226,063, unencumbered by debt, which the Company is taking all requisite action to deploy into operational service in the near term through acquisition and deployment in one or more projects, (See Plan of Operations, Deployment of Idle Equipment).

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

                                      DEBT

      As of August 31, 1996, the Company's total current liabilities were $863,197. Current accounts payable were $553,533 and $37,965 was payable to New World Grid Power ("NWGP") for maintenance and refurbishment of wind turbines owned by the Company's consolidated subsidiary San Jacinto Power, (NWGP is a subsidiary of the 49.99% minority owner of San Jacinto, the New World Power Corporation). Short- term borrowings of $55,475 were the current mortgage payable balance assumed in the Company's wholly owned subsidiary Combustion Energy Company's acquisition of HPBS and the current portion of the note payable on the newly acquired high-speed printing press. Other liabilities of $79,604 included accrued audit expenses of $61,600. Accrued payroll includes $50,000 payable to directors for annual fees for services.

      Remaining liabilities subject to compromise represent the long-term settlement amount for withholding taxes and related penalties and interest due to the IRS associated with prior bankruptcy proceedings. Under the terms of a settlement proposed by the Company, this amount is being repaid over a term of 3 years, in monthly installments of $4,940, accruing interest at the rate of 7% per annum. Pending final settlement, the entire amount is classified as a current liability. The Company has remained substantially current on its payment schedule since this proposal was made in October 1993 to the IRS and remaining payments necessary for payoff are $26,891, including accrued interest, which was paid in full October 4, 1996.

      On May 3, 1996 CEC entered into an agreement to purchase a high speed printing press at a purchase price of $300,400. The purchase balance, after a $20,000 down payment made in May 1996, is to be financed over an eight (8) year period at 9.75% (adjustable in accord with changes in the prime lending rate) with monthly payments of $4,218. The financing was not guaranteed by the Company and CEC remains current on its debt obligations.

      On August 16, 1996, the Board of Directors executed and approved the exchange 4,436,464 restricted class A common shares, the assignment of the Company's 60% limited partnership interest in Nevada Energy Partners I, Limited Partnership, ("NEP"), and delivery of all common stock of CEC owned by the Company in consideration of NEP's delivery of (i) all presently issued and outstanding class B common shares owned by NEP, (ii) a release of all right, title and interest accrued to date to additional Class B Common share issuance,
(iii) a release of all right title and intrest to all future Class B Common shares to be issued pursuant to the terms of the Company's certificate of

Incorporation, (iv) the indemnification by NEP of the Company against any and all claims or causes of action associated with Nevada Energy Partners vs. Hot Springs Power Company Case and the assumption of all debt of CEC in the amount of approximately $375,000. Execution of this agreement, which has not yet been consummated, is pending review of counsel.

                              RESULTS OF OPERATIONS

Revenues

      Revenues  for the quarter  ended  August 31,  1996  totaled  $483,982  and consisted of energy sales from San Jacinto Power Company of $112,001, telecommunications revenue of $21,283 and HPBS printing and business supply sales of $350,698. Comparable revenues for the quarter ending August 31, 1995 were $284,292 from energy sales and $253,722 from printing and business supply sales. Revenue from energy sales declined primarily as a result of contractually reduced purchased prices received from the purchasing utility company, Southern California Edison. Current prices are expected to continue in effect, subject to seasonal upward adjustment during summer periods and overall adjustment in accord with Consumer Price Index changes. The number of turbines available for service were slightly lower as a result of the change-over in maintenance services. Wind speeds have been lower than average for the majority of the current quarter.

      Higher revenues for HPBS printing and business and supplies sales were a result of the decision to emphasis the higher margin custom print business versus catalogue sales of business supplies. A full time outside sales person was on staff for the entire quarter ended August 31, 1996. A new high speed printing press has been placed in service in June 1996 due to delays and mechanical problems encountered with existing equipment (See DEBT). Print revenues were $269,523 and office supplies sales were $81,175 for the quarter ended August 31, 1996. Comparable results for the quarter ended August 31, 1995 were print revenues of $153,919 and office supplies sales of $99,803. Print revenues were $477,481 and office supplies sales were $176,300 for the six months ended August 31, 1996. Comparable results for the six months ended August 31, 1995 were print revenues of $617,142 and office supplies sales of $185,998.

Costs and Expenses

                                  Cost of Sales

      Cost of sales for the six months ended August 31, 1996 were $469,206 or 71.8% of sales verses $352,720 or 70.1% of sales for the comparable quarter ended August 31, 1995. The costs increase was primarily a result of increases in the cost of paper stock which has occurred over prior months. Improved margins on custom print work have mitigated some of the impact of the paper cost increase. Cost of sales were $270,579 or 77.2% for the three months ended August 31, 1996 versus $199,081 or 78.5% for the comparable period ending August 31, 1995.

                               Cost of Operations

      Costs of operations for the six months ended August 31, 1996 were $152,033, of which $147,983 represented the cost of operations of the San Jacinto Power Company wind turbine site, including $88,711 in repairs and maintenance cost, $45,252 in BLM land lease cost, $7,420 in property taxes and $6,600 in other site expenses. Comparable costs in 1995 totaled $321,304, of which $321,304 represented the cost of operations of the SJPC wind turbine site, including $214,528 in repairs and maintenance costs, $45,198 in BLM land rent, $6,597 in property taxes and $54,981 in other site costs, primarily BLM related fees for services.

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

                            Other Costs and Expenses

      As a result of the Company's adoption of FAS 121 for the fiscal year ended February 28, 1997, there was no provision for obsolescence in the quarter ended August 31, 1996. Under the provisions of FAS 121, the Company will review the valuation of its long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. In the interim there will be no provisions for obsolescence. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value as of August 31, 1996. The provision would have been $115,560, if prior accounting methods had continued in effect. Comparable cost for the quarter ended August 31, 1995 was $94,810. Depreciation and amortization for the quarter ended August 31, 1996 were $30,859. Comparable costs for the quarter ended August 31, 1995 were $14,047.

The increase was primarily related to the acquisition by HPBS of a new high-speed printing press. Comparable amounts for the six months ended August 31, 1996 and August 31, 1995 were $47,583 and $30,461 respectively.

      Professional fees for the quarter ended August 31, 1996 were $293,928, including $166,887 in legal fees, $10,175 in audit fees and $116,866 in other outside services. Other outside services included $41,500 in the quarter ended August 31, 1996 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement, which was paid in full on July 8, 1996 and $50,000 paid or accrued in relation to a contract for public relations services.

      Professional fees for the quarter ended August 31, 1995 were $151,544, including $70,944 in legal fees, $20,628 in audit fees and $59,922 in other outside services. Other outside services included $45,000 in the quarter ended May 31, 1995 paid to the former owner/general partner of Smith/Triad under a two year agreement referred to above.

      Professional fees for the six months ended August 31, 1996 were $401,772, including $194,390 in legal fees, $22,608 in audit fees and $179,775 in other outside services. Other outside services included $90,000 in the quarter ended August 31, 1996 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement, which was paid in full on July 8, 1996 and $135,000 paid or accrued in relation to a contract for public relations services.

      Professional fees for the six months ended August 31, 1995 were $246,354, including $75,593 in legal fees, $38,545 in audit fees and $132,215 in other outside services. Other outside services included $90,000 paid to the former owner/general partner of Smith/Triad under a two year agreement referred to above.

      Administrative expenses totaling $467,042 for the quarter ending August 31, 1996 were principally for salaries, wages and benefits in the amount of $113,440, public and shareholder relations $111,203, general office expenses $153,064 (which includes $110,028 in amortization of goodwill relating to TTI), travel expense $75,659, directors fees and expenses $8,853 and other miscellaneous expenses $4,822.

      Comparable amounts totaled $187,728 for the quarter ending August 31, 1995 were principally for salaries, wages and benefits in the amount of $94,903, public and shareholder relations $8,328, general office expenses $48,011, travel expense $3,977, directors fees and expenses $28,250 and other miscellaneous expenses $4,258.

      Administrative expenses totaling $598,482 for the six months ending August 31, 1996 were principally for salaries, wages and benefits in the amount of $194,128, public and shareholder relations $114,150, general office expenses $175,775 (which includes $110,028 in amortization of goodwill relating to TTI), travel expense $81,526, directors fees and expenses $22,898 and other miscellaneous expenses $9,705.

      Comparable amounts totaled $315,410 for the six months ending August 31, 1995 were principally for salaries, wages and benefits in the amount of $184,591, public and shareholder relations $12,615, general office expenses $65,928, travel expense $7,631, directors fees and expenses $36,323 and other miscellaneous expenses $8,431.


      Interest expense of $49,207 for the quarter ending August 31, 1996 was related to interest accrued at statutory rates on the remaining liability to the IRS on prior payroll tax withholding and short-term borrowings related to insurance premium financing and the mortgage note on the building owned by Herth Printing and Business Supply and the financing of the high-speed printing press. Interest in the comparable period ending August 31, 1995 related primarily to short-term borrowings, the IRS note and the mortgage note and was $9,251.

                            Other Income and Expenses

      Consolidated interest of $117 was earned on cash carried in money market funds in the quarter ended August 31, 1996, compared to $2,810 in the same period for 1995.

      Other income of $945,034 in the period ended August 31, 1995 was a result of the Company's sale of its interests in the Brady Power Project. Constructed in 1991 and 1992, the Brady plant became operational in 1992 as result of development efforts by ESI-BH ("ESI"), a subsidiary of ESI Energy and Nevada Geothermal Power Partners Limited Partnership ("NGPP") As a result of the high total cost to complete the project, (approximately $74 million as compared to the original cost of $46 million) the Brady Project had not generated cumulative cash flows from operations that had been expected. Related to the high costs of the Brady project, NGPP filed suit against ESI and ultimately agreed to sell all of NGPP's interest in BPP and settle all outstanding litigation consideration of payment of $1.00. From the sale of the Brady Power Project interest, the Company was expected to receive $585,511 of the proceeds from NGPP's sale of 50% interest in the Brady project partnership ($508,138 having been received to date and the balance having been subsequently determined to be uncollectible). The Company had no cost basis in the Brady investment. Other than funds received in prior years as a result of non-recurring developer fees, the Company has received no recurring income or cash flow from the Brady Project through Nevada Energy Partners I, Limited Partnership ("NEP"). There are no obligations remaining by the Company under the litigation settlement due to the Company's limited partnership ownership interests in NEP and there are no anticipated effects of the sale of Brady interests on future operations.

                                  Income Taxes

      Income taxes of $400 for the six months ended August 31, 1996 and $13,867 for the comparable six months ended August 31, 1995 were for taxes payable to the state of California on income earned by San Jacinto Power Company on its California operations. There were no Federal income taxes payable for the six months ending August 31, 1996 or 1995.

      As of August 31, 1996, unused net operating losses available to offset future taxable income was $5,789,000. The Company's investment and energy tax credit carryforwards expired in November 1995.

                                   Net Result

      In the six months ending August 31, 1996, there was a total operating loss of $776,322 or $0.08 per share on 9,990,866 average Class A Common shares outstanding. For the quarter ending August 31, 1996 there was a total loss of $648,696 or $0.06 per share on 11,122,453 average Class A Common shares outstanding. For the six months ending August 31, 1995, there was an operating income of $297,638 or $0.03 per share on 8,752,930 average Class A common shares outstanding. For the quarter ending August 31, 1995 there was a total loss of $128,899 or $0.01 per share on 8,808,485 average Class A Common shares outstanding.

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

      The trial of the case against defendants Munson, Selfridge and MacKenzie was completed in September and final post-trial briefs are to be submitted to the Court by the Company pending a ruling of the Court. The Company does not believe this litigation will have an adverse material effect on its operations.

Item 4. Submission of Matters to a Vote of Security Holders.

      On August 16, 1996, the Annual Meeting of Stockholders for the Company was held and the matters were voted upon by a quorum, as follows:

      1.    The election of Peter J. Cannell to the Board of Directors;

      2. The amendment to the Company's Certificate of Incorporation to change the Company's name to PowerTel USA, Inc., and to change the Company's NASDAQ trading symbol to "PTUSA";

      3. The amendment to the Company's Certificate of Incorporation to increase authorized Preferred share capital from 2,000,000 to 50,000,000 shares;

      4. The amendment to the Company's Certificate of Incorporation to increase authorized Class A Common share capital from 25,000,000 to 50,000,000 shares;

      5. The amendment to the Company's Certificate of Incorporation to increase authorized Class B Common share capital from 25,000,000 to 50,000,000 shares;

      6. The amendment to the Company's Certificate of Incorporation to provide for a one (1) for six (6) reverse stock split of all classes of outstanding Preferred or Common;

      7. The approval of authority for the Board of Directors to seek Class A Common stock listing on NASDAQ National Market System;

      8. The amendment to the Company's Certificate of Incorporation to provide for the creation of a new class of common stock, Class C Common stock, 50,000,000 shares authorized; and

      9. Ratification of the Board of Directors appointment of Kafoury Armstrong and Company as the Company's auditors for the fiscal ending February 29, 1996.


Item 5. Other Information.

      Effective May 1, 1996, the Company initiated an organizational, financial and general business restructuring which included a change in control of the Board of Directors, provision of financing commitments exceeding $5,000,000 and implementation of a revised business plan.

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

      In so doing, the Board of Directors also determined that while the Company's energy business plan was fundamentally sound, the growth opportunities available in telecommunications related businesses provide operating synergies which have the potential to improve the long term financial performance of the Company. The Board thereby determined it appropriate to restructure the Company's business operations.

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

      In addition, The Board of Directors has terminated the Company's prior investigations and discussions related to acquisitions of a heavy equipment company, engineering/construction company and others have now been terminated.

                               Plan of Operations

Energy Sector

      The Company has an asset base which includes several electric power generating units (currently not in service and with a net book value of $5,226,063, unencumbered by debt, from which the Company plans to increase revenues and earnings. The utilization of these generating units is likely to have a significant impact in determining the future of the Company and its underlying share value.

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

      To date, the Company has had to delay consummation of the Tads closing due to the delayed receipt of financing from Golden Chance Limited in accordance with its financing payment schedule. It is believed that the closing will continue once the waiver of Series B Preferred holders has been received, (see Change in Corporate Control).

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

         Pending Acquisition of 49% Interest in Wind Energy Subsidiary

      On June 27, 1996, the Company received preliminary acceptance of its offer to purchase New World Power Corporation's ("New World") 49.99% equity ownership interest in the Company's majority owned subsidiary San Jacinto Power Company which has been accepted in principal subject to purchase documentation prepared by the Company acceptable in form and in substance to New World's Board of Directors. Closing is expected to occur during the month of November, 1996, with terms of purchase to be publicly disseminated following closure.

      Following completion of the acquisition of New World's 49.99% interest, the Company intends to continue San Jacinto Power Company's planned retrofit, rehabilitation and expansion activities and plans increased future participation in the wind power energy industry on a foreign and domestic basis.

      The planned closing for the purchase of New World's 49.99% interest has been delayed due to the delayed payment of Golden Chance Limited to the Company. It is anticipated that the planned closing will be completed following receipt of the waiver of default from the Company's Series B Preferred shareholders.

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

      The Company, by and through its wholly owned subsidiary Central Communications Corporation ("CCC"), has recently executed documentation precedent to the acquisition of Telecom Technologies, Inc, ("TTI") an Oregon corporation, from Telecom AE. TTI's provides, with Letters of Agency, for long distance telephone services, money transfers and other services primarily to the Latin American community in the Western United States to approximately twenty long distance "Caseta" accounts. The Company believes the "Caseta" concept can be successfully franchised or developed as an internal expansion of its current services.

      Since executing documentation for TTI's acquisition, the CCC has executed the lease of a 13,000 square foot office facility in California from which to base the Company's corporate headquarter and domicile pending telecommunication based acquisitions. The TTI acquisition is the first of several planned acquisitions to be made by the Company through CCC. Through this first acquisition, the Company anticipates acquiring further proprietary agreements, knowledge and trade contacts from which to develop a developmental platform for growth in the telecommunication industry.

      The Company is presently evaluating numerous telecommunications related acquisitions.

                                  Risk Factors

Idle power generation equipment

      As at August 31, 1996, the Company reported assets of $9,185,414, a substantial portion of which 56.9% was represented by idle power generation equipment ($5,226,063). There is no assurance or guaranty that either (a) there is a market for such equipment, or (b) the Company would generate, upon sale, proceeds in an amount equal to the value of this equipment as reflected on its balance sheet.

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

      During the period 1991-1996, the Company has endeavored to identify various projects in which the generation plants may be utilized. In addition, from time to time the Company has explored the potential sale of one or more generating units to third parties as set forth in management's discussion and analysis herein. To date, the Company has not been successful in the development of a project for utilization of such equipment or the sale of such equipment, and there is no assurance or guaranty that the Company will be successful in the future.

      Although the Company continues to identify projects in which the idle power generating equipment could be utilized, there is no assurance or guaranty that the Company will be successful in either (a) identifying such projects, (b) securing funding for any such project, or (c) developing the projects.

      To the extent that the Company is not successful in its attempt to utilize these assets in its operations, the Company will be compelled to offer and sell these assets in the open market. in such event, these is no assurance or guaranty that the Company will generate sale proceeds in an amount equal to or greater than the value of these assets as reflected in its financial statements as at August 31, 1996. The market value of these assets is dependent upon numerous factors, the majority of which are beyond the control of the Company, including, but not limited to, the mechanical condition of the equipment, the state of technology, the availability of equipment of a similar nature, the demand for such equipment in the marketplace, the economic conditions surrounding the unregulated utility marketplace, the availability tax credits and deductions related to the use of such equipment and other factors that are beyond the Company's control.

      Accordingly, current and prospective shareholders are advised that the idle power generating equipment constitutes assets of a "special" use category, for which these is limited marketability and these is no assurance or guaranty that the assets will generate proceeds to the Company in an amount equal to or greater than the value as reflected in the financial statements as at August 31, 1996."

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


      On September 26, 1996, interim President Jeffrey Antisdel and interim Secretary, Richard Cascarilla, were replaced as officers of the Company. Replacement officers Stefan Tevis, President and Kenton Bowers, Corporate Secretary, have been approved and hired by the Board of Directors. Upon the appointment of replacement officers, Mr. Antisdel and Mr. Cascarilla are serving as independent consultants to the Company for a period of not less than two years. In addition, on September 26, 1996, a member of the Board of Directors, John Goold resigned and was replaced by Stefan Tevis, the current President of the Company.

      On August 28, 1996, Golden Chance Limited was late in making its monthly scheduled payment of $500,000 and had delivered a partial payment of approximately 25% of the $500,000 amount. The officers of the Company provided Notice to corporate guarantor, Waterford Trust Company Limited and payor Golden Chance limited of default of its contractual obligations. Thereafter, additional sums were received by the Company to satisfy the $500,000 payment requirement and legal counsel representing the Series B Preferred shareholders notified the Company's Board of Directors and Officers, as well as Waterford Trust Company Limited and Golden Chance Limited that a waiver of default requires the consent of the Company's Series B Preferred shareholders. To date, the Series B holders have not delivered the waiver of default required and the $500,000 payment due on September 28, 1996 has not yet been received. The Company has therefore provided notice to Waterford Trust Company Limited and Golden Chance Limited pursuant to the terms of the note and anticipates additional payments by Golden Chance upon delivery of the August, 1996 waiver of default by the Company's Series B Preferred shareholders.

      As of August 31, 1996, the Company has received aggregate payment of $1,244,402 dollars from Golden Chance Limited.

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

      Historically, the Company has been unable to finance operations from revenues and cash flow. Thus, the Company has been financing operations from the sale of its Class A common stock, management fees, subsidiary distributions of cash dividends, asset sales, and litigation recoveries. The Company has entered into agreements for equity financing in the amount of $5,000,000 in the aggregate and has received in excess of $1,244,000 to date. While the Company presently believes that adequate financing arrangements sufficient for the Company's asset deployment and working capital needs have been secured, there could be a material negative financial effect upon the Company should the Company's current financing commitments for any reason not be met.

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

      In consideration of CCEC Services, the Company paid CCEC $25,000 upon contract execution, and agreed to provide to CCEC or a CCEC affiliate, a second payment on or before July 28, 1996 in the amount of $25,000, and on or before August 28, 1996, delivery of 150,000 Class A Common shares valued in the aggregate on June 28, 1996, at the then prevailing closing market price for the Company's Class A Common stock as quoted on NASDAQ and an option to purchase 150,000 Class A Common shares for a period of twelve months from the time of delivery at a strike price as set forth at the closing market price on the date of delivery of Class A Common stock and stock options. It was the Company's intent to issue the 150,000 Class A Common shares and option to purchase 150,000 Class A Common shares simultaneously to CCEC.

      The Company has received a verbal offer from CCC to terminate the Client Service Agreement upon the Company's payment of a $25,000 fee in satisfaction thereof. It is currently the Company's intent to proceed with the payment of the $25,000 in full satisfaction thereof.

                       Securities Registration Statements

      On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") registered on Form S-8 in accordance with the Securities Act of 1933. This S-8 was filed with the Securities and Exchange Commission on August 2, 1994, Registration No. 33-82318. The purpose of the Plan was for the express purpose of providing compensation for services rendered to the Company and to promote the success of the Company by providing Eligible Participants (employees and consultants) with incentives for performance on behalf of the Company. The Plan was accomplished by providing for the granting of options to purchase certain numbers of Class A Common Stock to Eligible Participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan were 1,125,000 Class A Common shares, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. The terms and conditions of each option will specify the number of shares optioned, the period during which each option is exercisable and the exercise price per share. The Plan has been terminated and it is presently contemplated that a revised S-8 plan may be prepared and submitted during the current fiscal year.

      On August 19, 1996, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission covering the potential future sale of 5,436,663 shares of Class A Common stock on behalf of approximately 50 holders of record, including Golden Chance Limited. The S-3 Registration
Statement is current and it is presently contemplated that additional registration statements may be prepared and submitted during the current fiscal year.

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

      Based on the initial extension period provided to the subscribers the Company believed the amounts would be paid prior to completion of then current financial reports. However, the Company has not received the payments required under the terms of the subscription agreements due to the failure of the subscribers to deliver payment. The Company has discontinued settlement negotiations with the subscriber(s) and legal counsel representing the subscribers.

      The Company's efforts to achieve a suitable agreement for delivery of consideration in satisfaction of the amounts owing have not yet been successful and the Company is evaluating its legal options.


Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Exhibit 27.1 - Financial Data Schedule (Electronic filing only)

      (b) Reports on Form 8-K have been filed during the quarter for which this Form 10-QSB is being filed, as follows:

            August 2, 1996 - Formation  of  subsidiaries,  Cental  Communication
                             Company and San Jacinto Energy Company.

            August 5, 1996 -  Acquisition of Telecom Technologies, Inc

            August 30, 1996 - Disposition of assets

            September 27, 1996 - Change of officers

            September 30, 1996 -  Corporate change of address.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NEVADA ENERGY COMPANY, INC.

Date:  August 31, 1996                           /s/ Stefan Tevis
       ---------------                          ---------------------------
                                                Stefan Tevis, President

Date:  August 31, 1996                           /s/ Kenton H. Bowers
       ---------------                          ---------------------------
                                                Kenton H. Bowers
                                                Controller