Form 10KSB/A
period 1996-02-29
NEVADA ENERGY COMPANY INC
filed 1996-11-04
CIK 712803

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                                AMENDEMENT NO. 1

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

                                                NEVADA ENERGY COMPANY, INC.

Date:  November 4, 1996                           /s/ Stefan Tevis
       ---------------                          ---------------------------
                                                Stefan Tevis, President

Date:  November 4, 1996                           /s/ Kenton H. Bowers
       ---------------                          ---------------------------
                                                Kenton H. Bowers
                                                Controller