Form 10QSB
period 1996-11-30
NEVADA ENERGY COMPANY INC
filed 1997-01-21
CIK 712803

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended November 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ........  to .............

Commission file number: 0-14873

                               POWERTEL USA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                84-0897771
----------------------------------------------          -------------------
 (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                         Identification No.)


             1187 Coast Village Road #1-381, Santa Barbara, CA  93108
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (805) 884-8350
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                    510 Castillo St., Santa Barbara, CA 93101
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      There were 15,808,710 shares of the registrant's Class A Common Stock, $.001 par value, outstanding as of January 20, 1997.

                               POWERTEL USA, INC.

                                      INDEX

Part I. Financial Information                                     Page Number
-----------------------------                                     -----------

Item 1.  Financial Statements

Consolidated Balance Sheets  -
     November 30, 1996 and February 28, 1996                          3 - 4

Consolidated  Statements of Operations -
     for the three months ended  November 30,
     1996 the nine months ended November 30, 1996
     and for the three months ended November 30, 1995
     and the nine months ended November 30, 1995                        5

Consolidated Statements of Shareholders' Equity -
     for the year ended February 28, 1995 and the
     nine months ended November 30, 1996                                6

Consolidated Statements of Cash Flows -
     for the nine months ended November 30, 1996
     and the nine months ended November 30, 1995                        7

Notes to Consolidated Financial Statements                              8

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              20

Part II. Other Information
--------------------------

Item 1. Legal Proceedings.                                             28

Item 4. Submission of Matters to a Vote of
            Security Holders.                                          28

Item 5. Other Information.                                             29

Item 6. Exhibits and Reports on Form 8-K.                              38

                               POWERTEL USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                     NOVEMBER 30, 1996 and FEBRUARY 29, 1996


                                   A S S E T S
                                   - - - - - -
                                                       NOV. 30, 1996   FEBRUARY 29
                                                         (Unaudited)      1996
                                                        -----------    -----------
CURRENT ASSETS:
     Cash                                               $   136,735    $   132,243
     Receivables                                            533,768        137,274
     Inventory                                               48,032         35,375
     Deposits and prepaid expenses                           19,088        119,375
                                                        -----------    -----------
            Total Current Assets                            737,622        424,267
                                                        -----------    -----------



PROPERTY AND EQUIPMENT, at cost (Note 1):
     Furniture, equipment and vehicles                      542,305        229,580
     Building                                               253,156        253,156
     Power generation equipment                           1,051,792      1,087,607
     Idle power generation equipment
      (Net of obsolescence of $2,532,472)                 5,226,063      5,226,063
     Land                                                    70,000         70,000
                                                        -----------    -----------
                                                          7,143,317      6,866,406
     Less - Accumulated depreciation and amortization      (367,854)      (336,277)
                                                        -----------    -----------
            Net Property and Equipment                    6,775,463      6,530,129
                                                        -----------    -----------


OTHER ASSETS (Note 2):
     Investments in partnerships                              2,975          3,227
     Investments in subsidiaries                             26,601         24,546
     Power Purchase Agreements, net of Amortization          46,404         48,288
     Organization Expense, net of amortization                  928          1,102
                                                        -----------    -----------
                                                             76,908         77,163
                                                        -----------    -----------
     TOTAL ASSETS                                       $ 7,589,993    $ 7,031,559
                                                        ===========    ===========





       (The accompanying notes are an integral part of these statements.)

                               POWERTEL USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                     NOVEMBER 30, 1996 and FEBRUARY 29, 1996

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
        - - - - - - - - - - -  - - -  - - - - - - - - - - - -   - - - - - -

                                                                                       NOV. 30, 1996   FEBRUARY 29
                                                                                       (Unaudited)         1996
                                                                                       ------------    ------------
CURRENT LIABILITIES:
     Accounts payable                                                                  $    805,784    $    187,455
     Short-term borrowings (Note 3)                                                          48,776          42,041
     Payable to related party                                                                37,965          37,965
     Accrued payroll                                                                         66,723          60,294
     Other liabilities                                                                       79,657          65,047
     Liabilities subject to compromise (Note 1)                                              26,891          43,207
                                                                                       ------------    ------------
                 Total Current Liabilities                                                1,065,795         436,009
                                                                                       ------------    ------------
NON-CURRENT LIABILITIES
     Mortgage Payable (Note 3)                                                              242,969          15,688
                                                                                       ------------    ------------
                 Total Non-Current Liabilities                                              242,969          15,688
                                                                                       ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)                                                --              --
                                                                                       ------------    ------------
                 Total Liabilities                                                        1,308,764         451,697
                                                                                       ------------    ------------
MINORITY INTEREST IN SUBSIDIARY (Note 2)                                                    632,720         698,430
                                                                                       ------------    ------------
SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 6 and 7):
     Preferred stock, $.001 Par Value, Authorized 2,000,000 shares;
            Issued and outstanding -
                 Series A - 1,198,281 shares at November 30, 1996, none at
                    February 29, 1996                                                         1,198            --
                 Series B - 5 shares at November 30, 1996, none at February 29, 1996           --              --
     Class  A Common  Stock,  $.001 par  value,  Authorized 25,000,000 shares;
            Issued and outstanding 15,808,710 shares at November 30, 1996
               and 8,808,485 shares at February 29, 1996                                     15,809           8,808
     Class B Common Stock, $.001 Par Value, Authorized 25,000,000 shares;
            Issued and outstanding 4,437,473 shares at August 31, 1996
               and 4,437,473 shares at February 29, 1996                                      4,437           4,437
     Additional paid-in capital                                                          17,403,617      11,528,754
     Series A - note receivable                                                          (2,995,608)           --
     Accumulated deficit                                                                 (8,771,844)     (5,651,466)
     Treasury stock - Class A, 16,785 shares at November 30, 1996 and
            16,785 shares at February 29, 1996                                               (9,101)         (9,101)
                                                                                       ------------    ------------
                 Total Shareholders' Equity                                               5,648,508       5,881,432
                                                                                       ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  7,589,993    $  7,031,559
                                                                                       ============    ============

       (The accompanying notes are an integral part of these statements.)

                               POWERTEL USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS    NINE MONTHS    THREE MONTHS   NINE MONTHS
                                                              ENDED           ENDED           ENDED         ENDED
                                                           NOVEMBER 30     NOVEMBER 30     NOVEMBER 30   NOVEMBER 30
                                                               1996            1996           1995          1995
                                                           -----------    -----------    -----------    -----------
REVENUES:
     Energy Sales                                          $    16,424    $   217,654    $   105,666    $   649,899
     Printing and Business Supply Sales                        264,867        918,648        250,078        753,218
                                                           -----------    -----------    -----------    -----------
                 Total Revenues                                281,291      1,136,302        355,744      1,403,117
                                                           -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
     Cost of Sales                                             155,067        624,273        170,879        523,599
     Cost of Operations                                         77,600        229,633        166,128        502,432
     Depreciation and Amortization (Note 1)                     32,271         79,854         15,330         49,363
     Provision for obsolescence (Note 1)                             0              0         94,810        284,429
     Professional Fees                                         527,922        929,694         95,688        327,042
     General and Administrative                                 82,330        680,812        153,419        468,829
                                                           -----------    -----------    -----------    -----------
                 Total Costs and Expenses                      875,191      2,544,267        696,255      2,155,695
                                                           -----------    -----------    -----------    -----------

OTHER INCOME AND (EXPENSES):
     Interest Income                                               311            589          3,387          6,649
     Other Income                                                  753          3,987         80,298          9,080
     Gain on sale of project interest (Note 2)                       0              0              0        508,018
     Loss from Partnership/Investment interests (Note 2)    (1,768,395)    (1,768,395)       (18,418)       (38,418)
     Interest Expense                                           (7,942)       (20,703)        (3,972)       (17,059)
     Minority Interests (Notes 1 and 2)                         25,318         72,710         60,522         13,014
                                                           -----------    -----------    -----------    -----------
                 Total other income and (expense)           (1,749,955)    (1,711,813)       121,817        481,285
                                                           -----------    -----------    -----------    -----------
LOSS BEFORE TAXES                                           (2,343,855)    (3,119,778)      (218,694)      (271,293)

            PROVISION FOR INCOME TAXES (Note 8)                    200            600            200        (13,467)
                                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                          $(2,344,055)   $(3,120,378)   $  (218,894)   $  (257,826)
                                                           ===========    ===========    ===========    ===========


NET INCOME (LOSS) PER SHARE (Notes 1 and 6)                $     (0.17)   $     (0.28)   $     (0.02)   $     (0.03)
                                                           ===========    ===========    ===========    ===========

                        (The accompanying notes are an integral part of these statements.)


                           NEVADA ENERGY COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE YEAR ENDED FEBRUARY 29, 1996 AND NINE MONTHS ENDED NOVEMBER 30, 1996

                                                       CLASS A COMMON              CLASS B COMMON          PREFERRED STOCK
                                            -----------------------------------  ----------------- ---------------------------------
                                                                                                              SERIES A
                                                                                                   ---------------------------------
                                            NUMBER                                NUMBER            NUMBER
                                              OF                                     OF               OF                    NOTE
                                            SHARES        AMOUNT   SUBSCRIBED     SHARES    AMOUNT  SHARES     AMOUNT    RECEIVABLE
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES - FEBRUARY 28, 1995,               7,509,481   $  7,509   $  250,000   4,024,918   $4,025     -     $  -       $       -

   Shares Issued for Cash (Note 6)            333,333        333     (250,000)      -           -      -         -               -

   Shares Issued for Services (Note 6)        145,842        146        -           -           -      -         -               -

   Stock dividends at market value (Note 6)   819,829        820        -         412,555      412     -         -               -
   Transfer of surplus for stock dividend

   Net (Loss) for the Year
     Ended February 28, 1995
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES - FEBRUARY 29, 1996                8,808,485      8,808        -       4,437,473    4,437     -         -               -

   Shares issued for cash (Note 6)            152,381        153        -           -           -                -               -

   Shares issued for assets (Note 6)        2,000,000      2,000

   Shares issued/retired in conversion      4,847,844      4,848                                    (762,464)   (762)

   Shares issued for a note (Note 6)                                    -           -           -  1,960,745   1,961     (4,899,988)
   Expenses related to issuance

   Cash received on note                                                                                                  1,904,380

   Net (Loss) for the nine months
     Ended November 30, 1996
                                           -----------  ---------  ----------- -----------  ------ --------- --------  -------------
BALANCES, November 30, 1996                15,808,710   $ 15,809   $    -       4,437,473   $4,437 1,198,281 $ 1,198    $(2,995,608)
                                           ===========  =========  =========== ===========  ====== ========= ========  =============

                                                 PREFERRED STOCK
                                               -------------------
                                                     SERIES B
                                               -------------------
                                                 NUMBER
                                                    OF                 PAID-IN     ACCUMULATED      TREASURY    SHAREHOLDERS'
                                                 SHARES    AMOUNT      CAPITAL        DEFICIT        STOCK          EQUITY
                                               -------    --------  -----------  ---------------    ----------   ------------
BALANCES - FEBRUARY 28, 1995,                       -      $   -   $ 11,214,439  $ (5,022,828)        (8,853)   $ 6,444,292

   Shares Issued for Cash (Note 6)                  -          -        247,331          -           -               (2,336)

   Shares Issued for Services (Note 6)              -          -         68,216          -           -               68,362

   Stock dividends at market value (Note 6)         -          -        802,321      (803,553)          (248)          (248)
   Transfer of surplus for stock dividend                              (803,553)      803,553        -              -

   Net (Loss) for the Year
     Ended February 28, 1995                                                          (628,638)       -             (628,638)
                                              -------    --------  -----------  ---------------    ----------   ------------
BALANCES - FEBRUARY 29, 1996                       -          -       11,528,754    (5,651,466)        (9,101)     5,881,432

   Shares issued for cash (Note 6)                 5          -           97,860          -           -               98,013

   Shares issued for assets (Note 6)                                   1,154,250                                   1,156,250

   Shares issued/retired in conversion                                      (745)                                      3,340

   Shares issued for a note (Note 6)                                   4,898,027          -           -              -
   Expenses related to issuance                                         (274,529)                                   (274,529)

   Cash received on note                                                                                           1,904,380

   Net (Loss) for the nine months
     Ended November 30, 1996                                                         (3,120,378)                   (3,120,378)
                                               -------    --------  -----------  ---------------    ----------   ------------
BALANCES, November 30, 1996                        5      $  -      $17,403,617  $   (6,427,788)        (9,101)  $  5,648,508
                                                ======    ========  ===========  ===============    ==========   ============

                     (The accompanying notes are an integral part of these statements.)

                               POWERTEL USA, INC.
                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995


                                                                                 NOVEMBER       NOVEMBER
                                                                                   1996           1995
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $(3,120,378)   $  (257,826)
     Adjustments to reconcile net income (loss)
            to net cash used in operating activities -
                 Depreciation and Amortization (Note 1)                             79,854         49,363
                 Provision for Obsolescence (Note 1)                                  --          284,429
                 Amortization of Goodwill                                         (110,028)          --
                 (Gain) Loss on Disposition of Assets                            1,768,395           --
                 Minority Interest in Subsidiary Profit (Loss)                     (72,710)       (13,014)
                 Equity in Loss from Partnership Interests                            --           38,418
                 Stock issued to Directors/Officers/Employee                          --           68,362
                 Changes in assets and liabilities -                                  --
                    Decrease (Increase) in Receivables                            (396,494)        60,155
                    Decrease (Increase) in Stock Subscription Receivable              --          150,000
                    Decrease (Increase) in Receivable from related party              --             --
                    Decrease (Increase) in Inventories                             (12,657)           828
                    Decrease (Increase) in Deposits and Prepaids                   100,287         62,388
                    Increase (Decrease) in Accounts Payable                        618,329        (29,912)
                    Increase (Decrease) in Payable to related party                   --          (34,029)
                    Increase (Decrease) in Other Liabilities                        21,039            (17)
                    Increase (Decrease) in Liabilities subject to compromise       (16,316)       (37,108)
                                                                               -----------     ----------
            Net cash used in operating activities                               (1,140,678)       342,037
                                                                               -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

            Acquistion of Property and Equipment                                  (300,400)       (50,955)
            Proceeds from Sale of Assets                                              --
            Non-refundable deposit on proposed sale of assets                         --           25,000
            Investment in Subsidiaries                                            (765,538)          --
            (Advances) to and Repayments from Partnerships                            --          (45,626)
                                                                               -----------     ----------
            Net cash provided by investing activities                           (1,065,938)       (71,581)
                                                                               -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal repayments on financing                                      (46,384)       (49,211)
            Net proceeds from cash sales of common and preferred stock           1,904,380           --
            Borrowing                                                              280,400         45,467
            Minority interest                                                       72,710           --
                                                                               -----------     ----------
            Net cash used in financing activities                                2,211,106         (3,744)
                                                                               -----------     ----------
NET INCREASE (DECREASE) IN CASH                                                      4,490        266,712

CASH AT BEGINNING OF PERIOD                                                        132,245         37,885
                                                                               -----------    -----------

CASH AT END OF PERIOD                                                          $   136,735    $   304,597
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Note 11):
Cash expenditures during the nine months for -

     Interest                                                                  $    16,793         22,720
     Taxes, including taxes paid through payments on liabilities
            subject to compromise of $18,915 in 1996 and $13,386 in 1995               600         41,372


       (The accompanying notes are an integral part of these statements.)

                               POWERTEL USA, INC..
                   Notes to Consolidated Financial Statements

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

            Organization and Operations:
            ----------------------------

                  POWERTEL USA, INC..  ("the Company") was organized on December
            2, 1982, and incorporated under the laws of Delaware on December 20, 1982, under the name Munson Geothermal, Inc. Pursuant to an action of the Board of Directors, the Company's name was changed to NEVADA ENERGY COMPANY, INC. on December 3, 1990. The Company's filing with the secretary of state in Delaware was acknowledged as effect on January 2, 1997 for the name change to POWERTEL USA, INC. as approved by shareholders at the Company's annual meeting held on August 16, 1996. The Company is primarily engaged in the development, financing, construction and operation of geothermal, wind and biomass energy resources which are used primarily to generate electric power. The Company also operates a custom printing and catalogue based retail office supply business. The Company has endeavored to gain entry into the telecommunications industry without success to date.

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

            Provisions for obsolescence:
            ----------------------------

                  Idle geothermal power generation  equipment as at February 29,
            1992 was adjusted to the lower of cost or appraisal value. Thereafter, through February 29, 1996, provisions for obsolescence were provided based on the remaining economic life, which was estimated in 1992 to be eighteen years. Based on a May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Raft River power plant asset, reducing its net book value at February 29, 1996 to the fair market, appraised value of $2.7 million. Beginning with the fiscal year ended February 28, 1997, the Company is subject to the provisions of FAS 121 concerning the accounting for the impairment of long-lived assets. Based on the provisions of FAS 121, the Company has adopted an accounting policy in which it will review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. In the interim there will be no provisions for obsolescence. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value. The Company will apply FAS 121 each quarter, as required. No adjustment has been made in the quarter ending November 30, 1996.

            Goodwill
            --------

            The acquisition of Telecomm Technologies, Inc. resulted in approximately $1,700,000 in goodwill. This was written off in its entirety in the current quarter due to the failure of the business to develop as anticipated. Certain shareholders have filed suit in Delaware in an attempt to recover some or all of the consideration which was given in this transaction. Goodwill expense recorded in the prior quarter has been reversed in the quarter ended November 20, 1996.

            Net Income (Loss) per Common Share:
            -----------------------------------

                  The net income (loss) per common share is computed  based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Class A shares issued in conjunction with the merger of HPBS and CEC (See Notes 1 and 5) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 11,246,903 in the nine months ending November 30, 1996, 13,758,978 in the three months ended November 30, 1996, 9,990,866 in the nine months ending November 30, 1995 and 11,122,453 in the three months ended November 30, 1995.

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

            Business Segment Information
            ----------------------------

                  The Company  currently  classifies its business  activities in two segments: (1) electric power production and development and (2) printing and business supply sales. Information concerning the Company's business segments in the quarters ending November 30, 1996 and 1995 are as follows (amounts in thousands):

                                        ELECTRIC    PRINTING
                                         POWER     AND OFFICE
($000)                                 PRODUCTION   SUPPLIES   CONSOLIDATED
------                                 ----------  ----------  ------------
Quarter Ending
November 30, 1996
-----------------
Sales                                 * $    16      $   265     $  281
Operating Income (Loss)                    (626)          32       (594)
(Loss) on disposition of assets           1,768          -        1,768
Identifiable assets                  **   6,789          801      7,590
Depreciation/amortization                     4           28         32
Provision for obsolescence                  -            -          -
Capital expenditures                         16          -           16

($000)
------
Nine months Ending
November 30, 1996
-----------------
Sales                                 * $   218      $   918    $ 1,136
Operating Income (Loss)                  (1,480)          72     (1,408)
Identifiable assets                  **   6,789          801      7,590
Depreciation/amortization                    42           38         80
Capital expenditures                         16          323        323

($000)
------
Quarter Ending
November 30, 1995
-----------------
Sales                                 * $   106     $   250     $   356
Operating Income (Loss)                    (310)         15        (295)
Identifiable assets                  **   7,291         478       7,769
Depreciation/amortization                    10           3          13
Provision for obsolescence                   95        -             95
Capital expenditures                          3        -              3

($000)
------
Nine months Ending
November 30, 1995
-----------------
Sales                                   $   650        $ 753    $ 1,403
Operating Income (Loss)                    (602)          19       (583)
Identifiable assets                  **   7,291          478      7,769
Depreciation/amortization                    34            9         43
Provision for obsolescence                  284          -          284
Capital expenditures                         50            1         51

      Intra-segment transactions, which are not material, have been eliminated.

      * Substantially all revenues from the electric power production were generated from sales to Southern California Edison Company (SCE) under a Power Purchase Agreement, which will expire in 2015. Pursuant to the agreement, SCE will purchase all electricity generated by the Company's wind system at the price computed based on the forecast of annual as-available capacity and a standard rate approved by the Public Commission of the State of California. The Company's 1996 revenue from SCE of approximately $218,000 represented 19% of the total revenue of the Company in 1996. In 1995 the revenue from SCE of approximately $650,000 represented 46% of total revenue of the Company in 1995.

      ** Includes $5,110,503 of net idle power generation equipment in 1996 and $5,593,780 of net idle power generation equipment in 1995.

            Telecommunications results were removed for the current quarter and year to date as a result of termination of the acquisitions as referenced above.

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

                  The  merger  qualifies  as a tax-free  reorganization  and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of HPBS for all period presented. Separate and combined results of NEC and HPBS during the periods presented were as follows (in thousands):

            Three months ended
            November 30, 1996              NEC          HPBS          Combined
            (Unaudited)
            --------------------------------------------------------------------
            Net revenues            $    16.4       $ 264.9         $   281.3
            Net income (loss)       $  (625.9)     $   32.0         $  (593.9)
            --------------------------------------------------------------------

            Nine months ended
            November 30, 1996              NEC          HPBS          Combined
            (Unaudited)
            --------------------------------------------------------------------
            Net revenues            $   217.7       $ 918.6       $   1,136.3
            Net income (loss)       $(2,106.2)      $  72.3       $  (2,033.9)
            --------------------------------------------------------------------

            Three months ended
            November 30, 1995              NEC          HPBS          Combined
            (Unaudited)
            --------------------------------------------------------------------
            Net revenues            $   105.6      $  250.1         $   355.7
            Extraordinary income          -             -           $     -
            Net income (loss)       $  (310.6)     $   15.4         $  (295.2)
            --------------------------------------------------------------------

            Nine months ended
            November 30, 1995              NEC          HPBS          Combined
            (Unaudited)
            --------------------------------------------------------------------
            Net revenues            $   649.9      $  753.2         $ 1,403.1
            Extraordinary income    $   585.5           -           $   585.5
            Net income (loss)       $ (  16.4)    $    18.8         $     2.4
            --------------------------------------------------------------------


            The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no adjustments which impacted net income. Intercompany transactions between the two companies, which were not material, have been eliminated.

            There have been no significant costs of combing the operations of the two companies. The Company relocated its headquarters to the building owned by HPBS in the quarter ending November 30, 1996. The cost of relocating was nominal. The Company has subsequently relocated to separate offices.

            On August 16, 1996, the Company entered into an agreement to transfer the assets of HPBS to the then president of the Company. The transaction is pending subject to litigation filed by the Company and in a separate action by the former president.

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

            The Company has reached agreement in principle to acquire the minority holders interest in SJPC, pending payment of the agreemed purchase price.

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

            The August 16, 1996 agreement referenced above, also purported to transfer all of the Company's right title and interest in NEP- 1LP to the former president and is subject of the same litigation now in process.

            Oreana Power Partners
            ---------------------

            Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $292 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the quarter ending November 30, 1996.

Yerington Acquisition Company, Inc.:
------------------------------------

            Yerington Acquisition Company, Inc., a Nevada corporation ("YAC"), was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. At November 30, 1996, the proposed acquisition had been terminated. In December 1995, the Company transferred all of its right title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC. The equipment is currently subject to liens totaling approximately $415,000, including $34,000 in mechanics liens for storage charges. The balance is a result of suits filed by former officers in respect to unpaid consulting agreements. The Company has responded to, or is in the process of responding to these claims.

Central Communications Corporation:
-----------------------------------

            Central  Communications  Corporation,  a Nevada corporation ("CCC"), was formed for the purpose of acquiring interests in the telecommunications business. On May 21, 1996, the Company announced that it had signed a binding letter of intent to acquire, through CCC, all of the outstanding shares of Telecom Technologies, Inc. an Oregon corporation ("TTI"), and certain other related assets. The terms of the acquisition provide for the payment of $500,000 in cash and issuance of 2,000,000 Class A common shares. The Company advanced to CCC $492,000 in cash in the quarter ended August 31, 1996 in anticipation of the completion of the acquisition. The acquisition was completed on June 21, 1996, however, it was subsequently reversed. Certain shareholders have filed an action in Delaware in an attempt to recover some or all of the Company's investment. There is no assurance that such recovery will occur.

NOTE 3 - Short-Term Borrowings:

            The following summarizes short-term borrowings at November 30, 1996:
            Mortgage note-current               $ 23,221
            Current portion of
                  equipment note                  25,555
                                                --------
                                                $ 48,776
                                                ========

            There is a mortgage in the amount of $28,130 secured by the land and building acquired by CEC in its merger with HPBS (See Note 1). The current portion is $23,221 and monthly installments are $2,718 with interest at 10% per annum.

            The Company's subsidiary, CEC purchased a high-speed printing press which is subject to a 8 year note payable at $4,218 per month and bears interest at 9.75% (adjustable in accord with changes in the prime lending rate). The financing was not guaranteed by the Company.

NOTE 4 - Commitments and Contingencies

            The Company's wholly owned subsidiary CEC, entered into a two year employment agreement with the former owner commencing November 30, 1994 which provided for annual compensation of $35,468 plus commissions. The agreement has not been renew, however, the employee is still engaged on similar terms.

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

      Pursuant to the lease agreement, the Company's estimated payments to the BLM as of November 30, 1996 are as follows:

                   1997                                 $   22,250
                   1998                                     89,000
                   1999                                     89,000
                   2000                                     89,000
                   2001                                     89,000
                   Thereafter                            1,157,000
                                                        ----------

                   Total                                $1,535,250
                                                        ==========

            The Company's wholly owned subsidiary, CCC, entered into a five year lease of office space in Santa Barbara, California on July 19, 1996. Except for the first two months, commencing on August 1, 1996, the monthly rental is $19,034. Pursuant to the lease agreement, the Company's estimated payments as of November 30, 1996 were as follows:

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
                                                        ==========

            The Company has subsequently vacated the premesis as the planned expansion in telecommunications has been unsuccessful. The lease agreement is the subject of a suit by the former landlord. The Company hopes to settle the litigation for a lump sum or negotiate the sub-letting of the facility.

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

            On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,745 Series A preferred shares at $2.50 per share to Golden Chance Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series A preferred shares have a right to convert to the Company's Class A common shares. Liquidation preference rights of Series A preferred shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A preferred share are equal to all classes of common stock. The Company accepted a note in the amount of $4,899,988 payable over a one year period as consideration for issuance of the Series A preferred shares. The present value of this note has been offset against paid-in equity in the accompanying financial statements. The Series A preferred shares are to be held in escrow until payment is received. Golden Chance retains the right to vote the escrowed shares. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B preferred shares at $2.50 per share to directors of the Company. Terms of the Series B preferred shares provide that no dividends of any kind or nature shall be paid or declared. Series B preferred shares have a right to convert to the Company's class A common shares. Liquidation preference rights of Series B preferred shares are limited to the par value of $.001 per outstanding share. Holders of Series B preferred shares have the right to appoint a temporary director in the event that Golden Chance defaults in the payment of the first $500,000 on its purchase of Series A preferred shares. Payments for a total of $1,960,745, net of related expenses (included is the $500,000 which extinguishes the Series B right described above) for the Series A preferred shares had been received as of November 30, 1996 and under the terms of the agreement 762,464 preferred shares had been converted to 4,847,844 Class A common shares.

            At November 30, 1996, there were 1,198,281 Series A and 5 Series B preferred shares issued and outstanding.

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

            The Company had entered into an agreement for the issuance of 20,000,000 shares of Class B common shares in consideration of cash and preferred shares of the purchaser. The agreement had not been concluded as of November 30, 1996.

NOTE 7 - Stock Option Plans:

            On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001, and no options have been exercised through November 30, 1996.

            On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002, and no options have been exercised through November 30, 1996.

            On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through November 30, 1996.

            On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 hares of the Company's Class A common stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through November 30, 1996.

            On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the
      Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318 . The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible Participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. During 1995, 500,000 shares were exercised at a price of $1.75 per share and there were no options outstanding as of November 30, 1996 under this Plan.

            The Company filed an S-8 registration (Number 333-18621) with the Securities and Exchange Commission on December 23, 1996 which provides for the issuance of up to 2,500,000 shares of Class A common pursuant to the Company's informal consulting/compensation plan.

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

            Property and equipment due to differences in
                  depreciation and reserve for obsolescence     $    809,795
                  Net operating loss carry forward                 2,637,611
                                                                ------------
                  Total deferred tax asset                         3,443,406
                  Valuation allowance                             (3,443,406)
                                                                ------------
                  Net deferred tax asset                        $     -
                                                                 ===========

            During the quarter ending November 30, 1996, the Company's potential deferred tax asset increased by $890,665.

            No provision for Federal income taxes was recorded during the quarter ended November 30, 1996 or the quarter ended November 30, 1995 due to the accumulated net losses of the Company. Income taxes included in the financial statements represent California state income taxes on the net income of San Jacinto Power Company, the Company's majority owned consolidated subsidiary.

            As of November 30, 1996 the Company had federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $6,140,428 which expire in 2006 through 2010.

NOTE 9 - Supplemental Noncash Investing and Financing Activities:

            During the nine months ended May 31, 1995, 145,842 shares of Class A Common Stock were issued for compensation of $68,362 to certain officers, directors and an employee earned in fiscal 1995.


Note 10 - Possible amended filing required:

            Certain of the Company's financial records were unavailable due to an independent review being performed by outside consults at the request of a Board directed representative. Estimates have been made as relates to the subject transactions and an amended filing will be made, if the estimates prove to be in error by more than a reasonable margin.




                  (Remainder this of page intentionally left blank)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The Company has formed two new wholly owned subsidiaries with the objective of organizing the Company strategically for planned growth through acquisitions. San Jacinto Energy Corporation ("SJEC") was formed to control all applicable shareholdings, debt instruments, partnership interests and renewable power generating assets of the Company, as well as interests in a non-related printing and business supply company also known as Herth Printing and Business Supplies, Inc.. Central Communications Corporation ("CCC") was formed to pursue mergers and acquisitions of telecommunications companies and businesses operating in related sectors.

      The resulting organizational structure of the Company is set forth below, with the Company ("NEC") holding substantially all subsidiary interests through SJEC, with the exception of proposed telecommunications based businesses to be held by CCC, as follows:

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

      (4)   YAC - Yerington Acquisition Company
                               Nevada corporation
                        Wholly owned subsidiary, holds all idle Ormat/Raft River power generating equipment, pending acquisition of TADS Geothermal's Nevada geothermal power plants and long-term power sales agreement with Sierra Pacific Power.

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

      (8)   NEP I,LP - Nevada Energy Partners, I, Limited Partnership
                        Nevada limited partnership owned 60% by the Company and 40% by Nevada Electric Power Company (a Nevada Sub-S corporation 100% owned by Jeffrey Antisdel, company president). NEP owns 100% of NEC Class B common shares and 31.66% of NGPP. In an agreement dated August 16, 1996 purported to transfer all of its right title and interest in NEP-1LP to the former president. This purported agreement is the subject of litigation by both parties as described in Part II., Item 1., Legal Proceedings. The Company's position is that there is no agreement.

      (9)   NGPP - Nevada Geothermal Power Partners, Limited
                        Nevada limited partnership, owned 31.66% by NEP, and the balance of ownership by Hot Springs Power Company and various limited partners. In dissolution as a result of sale of primary asset, 50% interest in Brady Power Project in May 1995.

      (10)   CCC - Central Communications Corporation
                        Nevada corporation, wholly owned by the
                        Company
                                       24

                                   LIQUIDITY

      As of November 30, 1996, the Company had $737,622 in current assets. Cash of $136,735 (including $60,344 held by its majority owned subsidiary) was available for on-going operations. The Company also held a note for the purchase of Series A preferred shares with a remaining balance of $2,995,608 collectible over a five month period. Under the terms of the original agreement, the note should have been reduced to $2,000,000 at this date. The Board of Directors has agreed to amended terms.

      Cash used by operating activities in the nine months ended November 30, 1996 was $1,140,678. The after-tax loss from operations was $1,407,965 which included $79,854 of non-cash charges for depreciation. As a result of the Company's adoption of FAS 121 to account for impairment of long-term assets, there was no provision for obsolescence in the quarter ended November 30, 1996 as the assets were then valued in excess of fair market appraisal value based on and independent appraisal completed in May 1996. Had the Company followed its previous policy of providing for obsolescence on a prospective basis, the estimated obsolescence charges for the quarter would have been $115,560. Investing activities used $1,065,938 in cash in during the period ending November 30, 1996, including expenditures of $300,400 for the acquisition of high-speed print equipment and $765,538 advanced to a subsidiary for the acquisition of a telecommunications business. A total of approximately $1,768,395 was expended in connection with the acquisition, which failed as was written off in its entirety (See Part II., Item 1., Legal Proceedings). Cash flows from financing activities in the nine months ended November 30, 1996 came from sales of preferred and common shares and generated $1,904,380 in cash.

      Cash provided from operating activities in the nine months ended November 30, 1995 was $324,037. The after-tax loss from operations was ($257,826 which included $49,363 of non-cash charges for depreciation and $284,429 for obsolescence on idle equipment. Investing activities used $71,581 during the period ending November 30, 1995, after expenditures for refurbishing wind power equipment of $50,955, advances to, and investments in, partnerships were $45,626. A non-refundable deposit on the proposed sale of assets generated $25,000 in cash. Cash flows from financing activities in the quarter ended November 30, 1995 used $3,744 in cash. Net short-term borrowings were $44,467, with repayments of $29,396 on short-term borrowings and $19,815 on long-term debt.

      To date, the Company has received liquidity from receipt of management fees, dividend income (from the Company's majority owned subsidiary San Jacinto Power Company), litigation recoveries and through the sale of shares of Preferred stock and Class A Common Stock. Most recently, the completion of financing obtained through the sale of 1,960,745 Series A Preferred shares and 152,381 Class A Common shares has provided the Company with commitments for financing, which, if completed, is believed to be adequate for continuing operations.

      In the quarter ending August 31, 1995 the disposition of the Brady Power Project asset, which had not generated any of the long-term cash flow expected, provided the Company with needed operating funds.

      The majority of ongoing expenses for the Company have been incurred in initiating acquisitions, development of future business, professional fees and operating overhead. Currently the Company is involved in several litigations, which are a drain on its resources.

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

      The Company will require substantial amounts of capital to meet its goal of expanding into the area of telecommunications and related industries. To date the Company's initial efforts have been unsuccessful and costly. There are presently no firm commitments for any such financing. The Company may seek to raise additional funds through the sales of debt and/or equity, asset sales, bank borrowings or other collaborative arrangements with corporate partner(s) or other sources.

      In the event sufficient funding is unavailable to fund the Company's planned growth through acquisition, the Company may be required to delay, scale back or eliminate its planned expansion, acquisition, development and corporate activities as set forth herein.

                                     DEBT

      As of November 30, 1996, the Company's total current liabilities were $1,065,795. Current accounts payable were $805,784 and $37,965 was payable to New World Grid Power ("NWGP") for maintenance and refurbishment of wind turbines owned by the Company's consolidated subsidiary San Jacinto Power, (NWGP is a subsidiary of the 49.99% minority owner of San Jacinto, the New World Power Corporation). Short-term borrowings of $48,776 were the current mortgage payable balance assumed in the Company's wholly owned subsidiary Combustion Energy Company's acquisition of HPBS and the current portion of the note payable on the newly acquired high-speed printing press. Other liabilities of $79,657 included accrued audit expenses of $54,100. Accrued payroll includes $30,000 payable to directors for annual fees for services.

      Remaining liabilities subject to compromise represent the long-term settlement amount for withholding taxes and related penalties and interest due to the IRS associated with prior bankruptcy proceedings. Under the terms of a settlement proposed by the Company, this amount is being repaid over a term of 3 years, in monthly installments of $4,940, accruing interest at the rate of 7% per annum. Pending final settlement, the entire amount is classified as a current liability. The Company was substantially current on its payment schedule through early 1996 since this proposal was made in October 1993 to the IRS and the remaining payments necessary for payoff are $26,891 plus current accrued interest and which is past due at November 30, 1996.

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

      On August 16, 1996, the Board of Directors purportedly executed an agreement which provided for the exchange of 4,436,464 restricted class A common shares, the assignment of the Company's 60% limited partnership interest in Nevada Energy Partners I, Limited Partnership, ("NEP"), and delivery of all common stock of CEC owned by the Company in consideration of NEP's delivery of
(i) all  presently  issued and  outstanding  class B common shares owned by NEP,
(ii) a release of all right, title and interest accrued to date to additional Class B Common share issuance, (iii) a release of all right title and interest to all future Class B Common shares to be issued pursuant to the terms of the Company's certificate of Incorporation, (iv) the indemnification by NEP of the Company against any and all claims or causes of action associated with Nevada Energy Partners vs. Hot Springs Power Company Case and the assumption of all debt of CEC in the amount of approximately $375,000. The Company has taken the position that the agreement is void and has filed suit in Santa Barbara, California. The other party has also filed suit to enforce the agreement.

                             RESULTS OF OPERATIONS

Revenues

      Revenues for the quarter ended November 30, 1996 totaled $281,291 and consisted of energy sales from San Jacinto Power Company of $16,424 and HPBS printing and business supply sales of $264,867. Comparable revenues for the quarter ending November 30, 1995 were $105,666 from energy sales and $250,078 from printing and business supply sales. Revenue from energy sales declined as a result of contractually reduced purchased prices received from the purchasing utility company, Southern California Edison and lower than expected seasonal wind speeds. The Company also suffered al loss of key switch gear resulting from a theft, not covered by insurance, which resulted in some high capacity equipment having to go off-line. Current prices are expected to continue in effect, subject to seasonal upward adjustment during summer periods and overall adjustment in accord with Consumer Price Index changes. The number of turbines available for service stabilized subsequent to the change-over in maintenance services. Wind speeds have continued at lower than average velocities for the majority of the current quarter.

      Higher revenues for HPBS printing and business and supplies sales were a result of the decision to emphasis the higher margin custom print business versus catalogue sales of business supplies. A full time outside sales person was on staff for the entire quarter ended November 30, 1996. A new high speed printing press has been placed in service in June 1996 due to delays and mechanical problems encountered with existing equipment (See DEBT). Print revenues were $211,457 and office supplies sales were $53,410 for the quarter ended November 30, 1996. Comparable results for the quarter ended November 30, 1995 were print revenues of $151,708 and office supplies sales of $98,370. Print revenues were $686,354 and office supplies sales were $232,294 for the nine months ended November 30, 1996. Comparable results for the nine months ended November 30, 1995 were print revenues of $547,938 and office supplies sales of $205,280.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is involved in the following litigation:

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

      The trial of the case against defendants Munson, Selfridge and MacKenzie was completed in September and final post-trial briefs were to be submitted to the Court by the Company pending a ruling of the Court. The Company has subsequently re-entered negotiation for settlement with the defendants. The Company does not believe this litigation will have an adverse material effect on its operations.

                              ANTISDEL LITIGATION

      On October 28, 1996, Jeffrey E. Antisdel, former president of Nevada Energy Company, filed suit in Washoe County, Nevada. The suit relates to various matters of compensation, including the Company's alleged default on a two year employment agreement which was to take effect upon Mr. Antisdel's termination on September 26, 1996. The plaintiff obtained a default judgement which the Company has moved to set aside. The Company has accrued approximately $240,000 to provide for the plaintiffs claim, if successful. The plaintiff has filed a lien on the Company's idle geothermal assets.

                             CASCARILLA LITIGATION

      On October 23, 1996, Richard A. Cascarilla, former secretary and general counsel of Nevada Energy Company, filed suit in Ingham County, Michigan. The suit relates to various matters of compensation, including the Company's alleged default on a two year employment agreement which was to take effect upon Mr. Cascarilla's termination on September 26, 1996. The plaintiff has obtained a default judgement. The Company is attempting to obtain counsel to represent it in this matter and will seek to have the default judgement set aside. The Company has accrued approximately $142,000 to provide for the plaintiffs claim, if successful. The plaintiff has filed a lien on the Company's idle geothermal assets.

                         SMITH, KATZENSTEIN LITIGATION

      On December 2, 1996, Smith, Katzenstein & Furlow, the Company's former counsel in Delaware filed a suit in New Castle County, Delaware alleging non-payment of fees in the approximate amount of $70,000, breach of contract, fraud and tortious interference with contractual relationship. The plaintiff has obtained a default judgement. The Company has engaged counsel and is seeking to have the default judgement set aside. The Company has accrued approximately $70,000 to provide for the plaintiffs claim, if successful.

                    HARTMAN, KASSOUFF, MODESITT LITIGATION

      On November 15, 1996 Messers. Jeffrey L. Hartman, Michael R. Kassouff and Jeffrey E. Modesitt filed suit in Washoe County, Nevada alleging non-payment of directors fees and accrued interest under notes in the amount of $10,000 each dated May 1, 1996. The notes bear interest at the rate of 18% per annum. The Company has engaged counsel to respond to this suit. The amount of $30,000 has been provided for in the accounts in the event the plaintiffs are successful.

                    NEVADA ENERGY PARTNERS 1-LP LITIGATION

      On November 19, 1996, Nevada Energy Partners 1-LP ("NEP")filed suit against the Company to seek enforcement of an alleged agreement entered into on August 16, 1996. The agreement would, among other things, if enforced, cause the Company to surrender all its right title and interest in the NEP partnership in which the Company holds a 60% interest and which holds 100% of the Company's Class B common shares. In addition, the Company would surrender all of its right title and interest in Herth Printing and Business supplies which would devolve to Mr. Jeffrey Antisdel, former president of the Company.

      The Company has engaged counsel to vigorously defend its position that there is no agreement. Preliminary briefs and discovery are underway.

      In the above reference matter, the Company filed suit against NEP and NEPC, the general partner of NEP on December 6, 1996 in Santa Barbara County and seeks declaratory relief and rescission of the subject alleged agreement.

      An action in this matter has also been filed in the State of Delaware.

                         SHAREHOLDER DERIVATIVE SUITS

      The Company has been nominally named it two shareholder derivative actions filed in December 1996 in Delaware. The actions seek, among other things, to compel certain action by the Board of Directors as well as seeking to recover assets expended by the Company in its aborted acquisition of Telecom.

                          SANTA BARBARA OFFICE SPACE

      The Company's wholly owned subsidiary, Central Communications Company entered into a five year lease for an office space in Santa Barbara, CA which provided for nominal monthly payments of $19,034 plus taxes. The Company was compelled to vacate the property when its initial entry into telecommunications became unsuccessful. The landlord has filed suit in Santa Barbara County, CA seeking compliance with the agreement. The Company believes the property can be sublet, which will substantially mitigate any losses. No provision has been made in the accounts. The Company does not believe that there is a potential material impact from this litigation.

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


      A majority in interest voted affirmatively on all issues. However, subsequent review of the Company's bylaws and certificate of incorporation revealed that an 80% super majority vote would be required to implement amendment to the Company's certificate of incorporation. Therefore, issues #1,

#7 and #9 were the only issues carried as these issues did not require a super majority vote. The Company has taken action seeking to remove the amendment of the super majority voting provision and thereupon ratifying the items set forth above at a future Special Meeting of Stockholders.

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

      The planned closing for the purchase of New World's 49.99% interest has been delayed due to lack of available funds. The Company anticipates closing by February 28, 1997


                           Telecommunications Sector

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

                                 Risk Factors

Idle power generation equipment

      As at November 30, 1996, the Company reported assets of $9,185,414, a substantial portion of which 56.9% was represented by idle power generation equipment ($5,226,063). There is no assurance or guaranty that either (a) there is a market for such equipment, or (b) the Company would generate, upon sale, proceeds in an amount equal to the value of this equipment as reflected on its balance sheet.

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

      To the extent that the Company is not successful in its attempt to utilize these assets in its operations, the Company will be compelled to offer and sell these assets in the open market. in such event, these is no assurance or guaranty that the Company will generate sale proceeds in an amount equal to or greater than the value of these assets as reflected in its financial statements as at November 30, 1996. The market value of these assets is dependent upon numerous factors, the majority of which are beyond the control of the Company, including, but not limited to, the mechanical condition of the equipment, the state of technology, the availability of equipment of a similar nature, the demand for such equipment in the marketplace, the economic conditions surrounding the unregulated utility marketplace, the availability tax credits and deductions related to the use of such equipment and other factors that are beyond the Company's control.

      Accordingly, current and prospective shareholders are advised that the idle power generating equipment constitutes assets of a "special" use category, for which these is limited marketability and these is no assurance or guaranty that the assets will generate proceeds to the Company in an amount equal to or greater than the value as reflected in the financial statements as at November 30, 1996."

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

      On August 17, 1996, at an executive committee meeting of the Board of Directors, interim President Jeffrey Antisdel and interim Secretary Richard Cascarilla expressed concerns over certain unresolved conflicts in interest between the Board of Directors, its advisors, attorneys, consultants, representatives and raised issues related to the Board of Directors decision to direct certain of the Company's financial affairs by and through Board appointed advisors, consultants, attorneys and representatives who were not officers of the Company. After due discussion and deliberation over the interim officers concerns, a verbal indemnity was accepted, pending the execution of a written indemnity agreement, from certain representatives of the Board of Directors related to the finances of the Company. To date, the final indemnity agreement has not yet been received in executed form by the Company.

      On September 12, 1996, interim President Jeffrey Antisdel engaged the Company's auditors to undertake financial auditing of certain Bank accounts and financial records of the Company under the control of the Board of Directors, by and through its advisors, consultants, attorneys and representatives.

      On September  26, 1996,  interim  President  Jeffrey  Antisdel and interim
Secretary, Richard Cascarilla, were dismissed as officers of the Company. Replacement officers Stefan Tevis, President and Kenton Bowers, Corporate Secretary, have been approved and hired by the Board of Directors. Upon the appointment of replacement officers, Mr. Antisdel and Mr. Cascarilla are serving as independent consultants to the Company for a period of not less than two years. In addition, on September 26, 1996, a member of the Board of Directors, John Goold resigned and was replaced by Stefan Tevis, the current President of the Company.

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

      As of November 30, 1996, the Company has received aggregate payment of $1,960,745 dollars from Golden Chance Limited.

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

      Historically, the Company has been unable to finance operations from revenues and cash flow. Thus, the Company has been financing operations from the sale of its Class A common stock, management fees, subsidiary distributions of cash dividends, asset sales, and litigation recoveries. The Company has entered into agreements for equity financing in the amount of $5,000,000 in the aggregate and has received in excess of $1,960,745 to date. While the Company presently believes that adequate financing arrangements sufficient for the Company's asset deployment and working capital needs have been secured, there could be a material negative financial effect upon the Company should the Company's current financing commitments for any reason not be met.

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

                      Securities Registration Statements

      On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") registered on Form S-8 in accordance with the Securities Act of 1933. This S- 8 was filed with the Securities and Exchange Commission on August 2, 1994, Registration No. 33-82318. The purpose of the Plan was for the express purpose of providing compensation for services rendered to the Company and to promote the success of the Company by providing Eligible Participants (employees and consultants) with incentives for performance on behalf of the Company. The Plan was accomplished by providing for the granting of options to purchase certain numbers of Class A Common Stock to Eligible Participants. The Board of Directors may suspend or terminate the Plan at any time but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan were 1,125,000 Class A Common shares, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. The terms and conditions of each option will specify the number of shares optioned, the period during which each option is exercisable and the exercise price per share. The Plan has been terminated and it is presently contemplated that a revised S-8 plan may be prepared and submitted during the current fiscal year.

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

      Related to the default of Golden Chance Limited, former Secretary and General Counsel of the Company, Richard Cascarilla has delivered a written request for the removal of his legal opinion as it relates to Golden Chance Limited, (see change in Corporate Control above), pending further notification.

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

      (a)   Exhibits.

            Exhibit 27 - Financial Data Schedule (Electronic filing only)

      (b) Reports on Form 8-K have been filed during the quarter for which this Form 10-QSB is being filed, as follows:

            August 2, 1996 - Formation of subsidiaries, Cental Communication Company and San Jacinto Energy Company.

            August 5, 1996 -  Acquisition of Telecom Technologies,
                              Inc

            August 30, 1996 - Disposition of assets

            September 30, 1996 - Corporate change of address.

            December 2, 1996 - Notice of name change and reverse split.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           POWERTEL USA, INC.

Date   January 21, 1997                    /s/ Stefan Tevis
      -----------------------             --------------------------------------
                                                Stefan Tevis, President


Date   January 21, 1997                    /s/ Kenton H. Bowers
     ------------------------             --------------------------------------
                                                Kenton H. Bowers
                                                Controller