Form 10QSB/A
period 1996-11-30
NEVADA ENERGY COMPANY INC
filed 1997-01-27
CIK 712803

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                             AMENDED FORM 10-QSB/A


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

Revenues
--------

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


Costs and Expenses
------------------
                                Cost of Sales

      Cost of sales for the nine months ended November 30, 1996 were $624,273 or 68.0% of sales verses $523,559 or 64.9% of sales for the comparable quarter ended November 30, 1995. The costs increase was primarily a result of increases in the cost of paper stock which had occurred earlier in the year. Improved margins on custom print work have mitigated some of the impact of the paper cost increase. This is reflected in the cost of sales for the current quarter which were $155,067 or 58.5% for the three months ended November 30, 1996 versus $170,879 or 68.3% for the comparable period ending November 30, 1995.

                              Cost of Operations

      Costs of operations for the nine months ended November 30, 1996 were $229,633, of which $217,892 represented the cost of operations of the San Jacinto Power Company wind turbine site, including $130,329 in repairs and maintenance cost, $67,411 in BLM land lease cost, $9,852 in property taxes and $10,300 in other site expenses. Comparable costs in 1995 totaled $502,432, of which $463,832 represented the cost of operations of the SJPC wind turbine site, including $316,397 in repairs and maintenance costs, $67,551 in BLM land rent, $10,968 in property taxes and $68,916 in other site costs, primarily BLM related fees for services but also including approximately $30,000 in flood related damage.

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

      With regard to changes in HPBS operating expenses from that of prior HPBS periods, changes in HPBS operating expenses were a result of normal fluctuations in business activities.
                                       2

                           Other Costs and Expenses

      As a result of the Company's adoption of FAS 121 for the fiscal year ended February 28, 1997, there was no provision for obsolescence in the quarter ended November 30, 1996. Under the provisions of FAS 121, the Company will review the valuation of its long-lived assets on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will continue to obtain annual independent appraisals to determine current fair market value of its long-lived, currently idle, assets. In the interim there will be no provisions for obsolescence. The current combined carrying value ($5,226,063) of the idle equipment is less than the current combined fair market appraisal value as of November 30, 1996. The provision would have been $115,560, if prior accounting methods had continued in effect. Comparable cost for the quarter ended November 30, 1995 was $94,810. Depreciation and amortization for the quarter ended November 30, 1996 were $32,271. Comparable costs for the quarter ended November 30, 1995 were $15,330. The increase was primarily related to the acquisition by HPBS of a new high-speed printing press. Comparable amounts for the nine months ended November 30, 1996 and November 30, 1995 were $79,854 and $49,363 respectively.

      Professional fees for the quarter ended November 30, 1996 were $527,922, including $212,173 in legal fees (which included $142,320 related to the accrued agreement with the former secretary and general counsel), $12,020 in audit fees , $239,472 in finance consulting fees resulting from the accrual of the agreement with the former president and $64,247 in other outside services which included $30,000 for a telecommunications consultant and $30,000 in costs related to the unsuccessful attempt to acquire Teleplex.

      Professional fees for the quarter ended November 30, 1995 were $95,688, including $28,998 in legal fees, $13,875 in audit fees and $52,815 in other outside services. Other outside services included $45,000 in the quarter ended November 30, 1995 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement.

      Professional fees for the nine months ended November 30, 1996 were $929,694, including $406,562 in legal fees, $34,628 in audit fees, $244,472 in finance consulting fees and $244,031 in other outside services. Other outside services included $86,500 in the nine months ended November 30, 1996 paid to the former owner/general partner of Smith/Triad under a two year $15,000 per month agreement, which was paid in full on July 8, 1996 and $135,000 paid or accrued in relation to a contract for public relations services.

Professional fees for the nine months ended November 30, 1995 were $327,042, including $145,864 in legal fees, $52,420 in accounting and audit fees and $185,030 in other outside services including $135,000 for services under an agreement with the former owner/general partner of Smith/Triad.

      Administrative expenses totaling $82,330 for the quarter ending November 30, 1996 were principally for salaries, wages and benefits in the amount of $112,122, public and shareholder relations were nil, general office expenses of $53,966 (were offset by the reversal of $110,028 in amortization of goodwill relating to TTI), travel expense $13,356, directors fees and expenses $7,856 and other miscellaneous expenses $5,080.

      Administrative expenses totaling $145,864 for the three months ending November 30, 1995 were principally for salaries, wages and benefits of $88,990, public and shareholder relations $7,246, general office expenses $20,481, directors' fees and expenses $24,675 and other miscellaneous expenses $12,027.

      Administrative expenses totaling $680,812 for the nine months ending November 30, 1996 were principally for salaries, wages and benefits in the amount of $306,250, public and shareholder relations $114,427, general office expenses $119,712 (with no net amortization of goodwill relating to TTI), travel expense $94,8826, directors fees and expenses $30,754 and other miscellaneous expenses $14,785.

      Administrative expenses totaled $468,829 for the nine months ending November 30, 1995 were principally for salaries, wages and benefits of $273,581, public and shareholder relations $19,861, general office expenses $86,409, directors' fees and expenses $60,999 and other miscellaneous expenses $132,337.

      Interest expense of $7,942 for the quarter ending November 30, 1996 was related to interest accrued at statutory rates on the remaining liability to the IRS on prior payroll tax withholding and short-term borrowings related to insurance premium financing and the mortgage note on the building owned by Herth Printing and Business Supply and the financing of the high-speed printing press. Interest in the comparable period ending November 30, 1995 related primarily to short-term borrowings, the IRS note and the mortgage note and was $3,972. Year to date interest expenses of $20,703 for 1996 and $17,059 for 1995 related to substantially the same indebtedness, except for the printing press borrowing in 1996.

                           Other Income and Expenses

      Consolidated interest of $311 was earned on cash carried in money market funds in the quarter ended November 30, 1996, compared to $3,387 in the same period for 1995. Comparable year to date numbers were $589 for 1996 and $6,649 for 1995.

      Loss from partnership interest and other investment interests were $1,768,395 which were related to the abortive acquisition of Telecom Technologies, Inc. Losses in 1995 resulted from expense advances to Nevada Energy Partners 1, LP ("NEP"), primarily for litigation expense involving the general partner of NGPP, in which NEP held an approximate 33% interest.

                                 Income Taxes

      Income taxes of $600 for the nine months ended November 30, 1996 and $(13,867) for the comparable nine months ended November 30, 1995 were for taxes payable in 1996 (over accrued in the prior period for 1995) to the state of California on income earned by San Jacinto Power Company on its California operations. There were no Federal income taxes payable for the nine months ending November 30, 1996 or 1995.

      As of November 30, 1996, unused net operating losses available to offset future taxable income was $6,140,428. The Company's investment and energy tax credit carry-forwards expired in November 1995.

                                  Net Result

      In the nine months ending November 30, 1996, there was a total net loss of $3,120,378 or $0.28 per share on 11,246,903 average Class A Common shares outstanding. For the quarter ending November 30, 1996 there was a total loss of $2,344,055 or $0.17 per share on 13,758,978 average Class A Common shares outstanding. For the nine months ending November 30, 1995, there was an operating loss of $257,826 or $0.03 per share on 9,990,866 average Class A common shares outstanding. For the quarter ending November 30, 1995 there was a total loss of $218,894 or $0.02 per share on 11,122,453 average Class A Common shares outstanding.

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