Form 10QSB/A
period 1996-11-30
NEVADA ENERGY COMPANY INC
filed 1997-02-04
CIK 712803

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                 FORM 10-QSB/A


                              AMENDMENT NUMBER 2


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

            Exhibit 27 - Financial Data Schedule (Electronic filing only)

      (b) Reports on Form 8-K have been filed during the quarter for which this Form 10-QSB is being filed, as follows:

            August 2, 1996 - Formation of subsidiaries, Cental Communication Company and San Jacinto Energy Company.

            August 5, 1996 -  Acquisition of Telecom Technologies, Inc

            August 30, 1996 - Disposition of assets

            September 27, 1996 - Termination of officers.

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