Form 10QSB
period 1998-11-30
WORLDCALL CORP
filed 1999-03-22
CIK 712803

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended November 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________.


                              WORLDCALL CORPORATION
                ------------------------------------------------
                 (Name of small business issuer in its charter)



         Delaware                0-14873                     84-0897771

(State of incorporation)         (Commission                 (I.R.S. Employer
                                 File Number)                Identification No.)

Address of principal executive offices:    321 W. Lake Lansing Road
                                           Asher Court, Suite 100
                                           E. Lansing, MI 48823

Issuer's telephone number:                  (517) 333-5277

Former names:                              PowerTel USA, Inc.

                                           Nevada Energy Company, Inc.

                                           Munson Geothermal, Inc.

Former addresses:                          510 Castillo Street
                                           Santa Barbara, CA 93101

                                          Phone (805) 884-8350; Fax (805)
                                          884-9221

                                          77-564 B Country Club Drive, Suite 340
                                          Palm Dessert, CA 92260
                                          Phone (619) 772-3100; Fax (619)
                                          772-3132

                                          1000 Bible Way, Suite 40
                                          Reno, Nevada 89502
                                          Phone (702) 324-0922 and
                                          (702) 324-5064

                                          989 Bible Way
                                          Reno, NV  89502
                                          Phone (702) 786-7979;
                                          Fax (702) 786-7989

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    No X
   ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes    X     No
                                                  ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,573,487

Transitional Small Business Disclosure Format (check one): Yes _________ No___________
Securities registered under Section 12(b) of the Act: NONE

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                Page
                                                                                                                ----


PART I - FINANCIAL INFORMATION.....................................................................................1
         Item 1.  Financial Statements............................................................................24
         Item 2.  Management's discussion and analysis of financial condition and results of operation....................................................................................24
RISK FACTORS......................................................................................................24
LIQUIDITY AND CAPITAL RESOURCES...................................................................................25
RESULTS OF OPERATIONS.............................................................................................26
GENERAL COMMENTS..................................................................................................26
PART II - Other Information.......................................................................................26
FORWARD LOOKING STATEMENTS........................................................................................26
         Item 1.  Legal Proceedings...............................................................................26
         Item 2.  Changes in Securities and Use of Proceeds.......................................................29
         Item 3.  Defaults Upon Senior Securities.................................................................33
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................33
         Item 5.  Other Information...............................................................................34
Risk Factors......................................................................................................39
Description of Business...........................................................................................40
COMPANY HISTORY...................................................................................................41
         Brady Hot Springs Geothermal Associates..................................................................42
         Brady Geo Park Power Partners 1996.......................................................................42
         Brady Power Partners.....................................................................................43
         Nevada Geothermal Power Partners.........................................................................44
         Nevada Energy Partners I L.P.............................................................................44
         San Jacinto Power Company................................................................................44
         Combustion Energy Company................................................................................45
         Oreana Power Partners....................................................................................45
CHANGE IN CONTROL.................................................................................................46
FORMATION OF NEW SUBSIDIARIES.....................................................................................47
         San Jacinto Energy Corporation...........................................................................47
         Central Communications Corporation.......................................................................47
MANAGEMENT CHANGES................................................................................................49
INVOLUNTARY BANKRUPTCY............................................................................................50
INTERVENING EVENTS................................................................................................50
CORPORATE OBJECTIVES..............................................................................................51
POWER MARKETS.....................................................................................................52
COMPETITION.......................................................................................................52
GOVERNMENT REGULATION.............................................................................................53


                                                                                                                Page
                                                                                                                ----

FEDERAL ENERGY REGULATORY COMMISSION ("FERC") LAW.................................................................53
POWER CONTRACT REGULATIONS........................................................................................53
EXEMPTIONS FROM FEDERAL AND STATE REGULATIONS.....................................................................53
TELECOMMUNICATIONS MARKET, COMPETITION
         AND GOVERNMENT REGULATION................................................................................54
RESEARCH AND DEVELOPMENT..........................................................................................54
EMPLOYEES.........................................................................................................55
DESCRIPTION OF PROPERTY...........................................................................................55
         ELECTRIC POWER GENERATING EQUIPMENT......................................................................55
         BINARY-CYCLE POWER PLANTS................................................................................55
         RAFT RIVER POWER PLANT...................................................................................55
LEGAL PROCEEDINGS.................................................................................................55
         MUNSON LAWSUIT...........................................................................................55
         ANTISDEL LITIGATION......................................................................................56
         CASCARILLA LITIGATION....................................................................................56
         SMITH, KATZENSTEIN LITIGATION............................................................................56
         HARTMAN, KASSOUFF, MODESITT LITIGATION...................................................................56
         NEVADA ENERGY PARTNERS 1-LP LITIGATION...................................................................57
SHAREHOLDER DERIVATIVE SUIT.......................................................................................58
         SANTA BARBARA OFFICE SPACE...............................................................................58
         JUDGMENT AGAINST WATERFORD TRUST AND GOLDEN CHANCE, LTD..................................................59
         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................59
         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..................................................................................................60
MARKET INFORMATION................................................................................................60
         HOLDERS..................................................................................................62
         DIVIDENDS................................................................................................62
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........................................................63
PLAN OF OPERATIONS................................................................................................63
RISK FACTORS......................................................................................................63
LIQUIDITY AND CAPITAL RESOURCES...................................................................................65
DEBT     .........................................................................................................65
RESULTS OF OPERATIONS.............................................................................................66
GENERAL COMMENTS..................................................................................................66
REVENUES AND EXPENSES.............................................................................................66
COSTS AND EXPENSES COMPARISON OF 1997 AND 1996....................................................................66
INCOME TAXES......................................................................................................67
NET INCOME (LOSS).................................................................................................67
FINANCIAL STATEMENTS..............................................................................................68
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................68
CHANGES IN ACCOUNTANTS............................................................................................87
DIRECTORS.........................................................................................................89

                                                                                                                Page
                                                                                                                ----
EXECUTIVE OFFICERS................................................................................................90
REPORTS UNDER SECTION 16(a) OF THE EXCHANGE ACT...................................................................91
EXECUTIVE COMPENSATION............................................................................................91
DIRECTOR COMPENSATION.............................................................................................91
CHANGE-IN-CONTROL ARRANGEMENTS,
         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ......................................................92
PART II - EXHIBIT LIST............................................................................................94

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.
                  ---------------------

         In February, 1997, an involuntary Petition for Reorganization was filed pursuant to Section 1103 of the United States Bankruptcy Code. The following unaudited Financial Statements reflect the financial condition of the company for the nine months ended November 30, 1998. The Company is unable to provide comparable financial statements for the nine months ended November 30, 1997, due to the pendency of the Chapter 11 proceeding and the absence of accurate and, complete books and records for the period May 1, 1996 through February, 1997. The Company is in the process of attempting to reconstruct these records and intends, to the extent feasible, to amend this quarterly report in the near future in order to include comparable financial statements for the nine months ended November 30, 1997. While the following financial statements are, in the opinion of management, a reasonable compilation of the financial condition of the Company as at November 30, 1998, these financial statements are derived, in part, from books and records maintained by the Company prior to February, 1998. In this context, during the period May, 1996 through January, 1997, there were substantial operational and financial problems with the Company (see discussion below and in the Debtor's Second Amended Disclosure Statement as filed in the Bankruptcy proceeding, a copy of which is enclosed as EXHIBIT (2)A). The Company does not have access to all of its books and records for that period and is in the process of attempting to reconstruct financial events which took place during that time frame. Accordingly, the following financial statements are subject to revision and modification on the basis of information ascertained by management during the course of its reconstruction.

         In addition, on or about September 15, 1998, the United States Bankruptcy Court confirmed a Plan of Reorganization ("Plan of Reorganization" or "Plan") pursuant to which the claims of creditors of the Company will be compromised and/or discharged pursuant to the terms of the Plan on various dates through the first quarter of 1999. In addition, pursuant to the terms of the Plan, there will be substantial changes with respect to the number of shares of Class A Common Stock which are issued and outstanding. These revisions are discussed below in more detail.

         Accordingly, while the following financial statements represent management's best effort to present the financial condition of the Company as at November 30, 1998, it is anticipated that there will be substantial modifications to the Company's balance sheet and to its shareholders' capitalization prior to the close of its fiscal year on February 28, 1999.

         For the nine months ended November 30, 1998, the Company's only operating unit consisted of Herth Printing and Business Supply, a Division of Combustion Energy Company, a wholly owned subsidiary of the Company. Following the Company's unaudited financial statements (consolidated) as at November 30, 1998, the Company is submitting a compilation of the assets and liabilities of Herth Printing and Business Supply and the related statements of revenue and expenses and cash flows for this operation as at November 30, 1997 and as at November 30, 1998.

                              WORLDCALL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                                NOVEMBER 30, 1998
                                   (UNAUDITED)
                                     ASSETS
                                     ------
                                                               November 30, 1998
                                                               -----------------

         CURRENT ASSETS:
                  Cash                                                         $   94,156
                  Receivables                                                     206,357
                  Inventory                                                        12,010
                  Deposits and prepaid expenses                                    15,254
                                                                               ----------

                           Total Current Assets                                   327,777
                                                                               ==========

         PROPERTY AND EQUIPMENT, at cost (Notes 1 & 2)
                  Furniture, equipment and vehicles                               478,071
                  Building                                                        253,156
                  Power generation equipment                                         -0-
                  Idle power generation equipment (Net of obsolescence          5,700,000
                  of $2,532,472)
                  Land                                                             70,000
                                                                               ----------
                                                                                6,501,227
                  Less - Accumulated depreciation and amortization               (379,800)
                                                                               ----------

                           Net Property and Equipment                           6,121,427
                                                                               ==========

         OTHER ASSETS (Note 2):
                  Investments in partnerships                                        -0-
                  Investments in subsidiaries                                     (14,500)
                  Deposits (Note 4)                                                  -0-
                  Power Purchase Agreements, net of Amortization                     -0-
                  Organization Expense, net of amortization                          -0-
                                                                               ----------
                                                                                  (14,500)

                  TOTAL ASSETS                                                 $6,434,700

                              WORLDCALL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                       AT
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

                       LIABILITIES AND SHAREHOLDERS EQUITY
                       -----------------------------------

                                                                                                  November 30, 1998
                                                                                                  -----------------
CURRENT LIABILITIES:
         Accounts Payable                                                                             $   275,485
         Current Portion - Long Term Debt                                                                  31,033
         Payable to related party                                                                           4,000
         Accrued payroll                                                                                      903
         Other liabilities                                                                                 42,948
         Liabilities subject to compromise (Note 1)                                                         -0-
         Accounts Payable - Post-Chapter 11                                                               647,000
                                                                                                      -----------

                  Total Current Liabilities                                                           $ 1,001,369
                                                                                                      ===========

NON-CURRENT LIABILITIES:
         Long Term Debt (Note 3)                                                                      $   183,775
                                                                                                      -----------

                  Total Non-Current Liabilities                                                       $   183,775
                                                                                                      ===========

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)                                                             -0-
                                                                                                      -----------

                  Total Liabilities                                                                   $ 1,185,144
                                                                                                      ===========

MINORITY INTEREST IN SUBSIDIARY (Note 2)                                                                    -0-

SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 6, 7 and 8):
         Preferred stock, $.001 Par Value, Authorized 2,000,000 shares;                    )
            Issued and outstanding -                                                       )
               Series A - 0 shares at Nov. 30, 1998, 1,960,745 at February 28, 1998        )
         Class A Common Stock, $.001 par value, Authorized 25,000,000 shares:              )
            Issued pursuant to the Plan of Reorganization and outstanding 9,573,487        )
            shares at Nov. 30, 1998, 8,808,485 shares at February 29, 1996                 )
         Class B Common Stock, $.001 par value, Authorized 25,000,000 shares:              )            5,756,962
            Issued pursuant to the Plan of Reorganization and outstanding 12,568,465       )
            shares at Nov. 30, 1998, (Note 10) and 4,437,473 shares at                     )
            February 28, 1998                                                              )
         Additional paid-in capital                                                        )
         Series A - note receivable
         Accumulated deficit
         Treasury stock -
             Class A, 16,785 shares at Nov. 30, 1998 and                                   )             (498,301)
             16,785 shares at February 28, 1998                                            )               (9,101)

                  Total Shareholders' Equity                                                          $ 5,249,560

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 6,434,704
                                                                                                      ===========

                              WORLDCALL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

                                                                  November 30, 1998
                                                                  -----------------
REVENUES:
         Energy Sales                                                     -0-
         Printing and Business Supply Sales                           $ 640,562

                  Total Revenues                                        640,562

COSTS AND EXPENSES:
         Costs of Sales                                                 461,683
         Costs of Operations                                              -0-
         Depreciation and Amortization (Note 1)                          51,938
         Provision for Obsolescence (Note 1)                              -0-
         Professional Fees                                              289,938
         General and Administrative                                     159,364
                                                                      ---------

                  Total Costs and Expenses                              962,923
                                                                      =========
OTHER INCOME AND (EXPENSES):
         Interest Income                                                  -0-
         Other Income                                                     -0-
         Gain on disposition of assets (Note 2)                           -0-
         Interest Expense                                               (16,585)
         Minority Interests (Notes 1 and 2)                               -0-
                                                                      ---------

                  Total other income and (expenses)                     (16,585)

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                              $(338,946)
                                                                      =========

         PROVISION FOR INCOME TAXES (Note 9)                              -0-
                                                                      ---------

NET INCOME (LOSS)                                                     $(338,946)
                                                                      =========
NET INCOME (LOSS) PER SHARE (Notes 1 and 6)                                (.04)
                                                                      =========

                              WORLDCALL CORPORATION
                             STATEMENTS OF CASH FLOW
                                       FOR
                                NOVEMBER 30, 1998
                                   (UNAUDITED)


                                                                                November 30, 1998
                                                                                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                              $ 338,946
Net Income (Loss)
         Adjustments to reconcile net income (loss)                                    -0-
           to net cash used in operating activities                                   51,938
             Depreciation and Amortization (Note 1)                                    -0-
             Provision for Obsolescence (Note 1)                                       -0-
             Minority Interest in Subsidiary Profit (Loss)                             -0-
             Stock issued to Directors/Officers/Employees                              -0-
             Changes in assets and liabilities
               Decrease (Increase) in Receivables                                      4,324
               Decrease (Increase) in Receivables from related party                   -0-
               Decrease (Increase) in Inventories                                        712
               Decrease (Increase) in Deposits and Prepaids                            -0-
               Increase (Decrease) in Accounts Payable                               237,551
               Increase (Decrease) in Payable to related party                         -0-
               Increase (Decrease) in Other Liabilities                                7,254
               Increase (Decrease) in Liabilities subject to compromise                -0-
                                                                                   ---------
         Net cash used in operating activities                                       (37,167)
                                                                                   =========

CASH FLOW FROM INVESTING ACTIVITIES:
         Deposit on print equipment                                                    -0-
         Investment in Subsidiaries                                                   14,500
         (Advances) to and Repayments from Partnerships                                -0-
                                                                                   ---------
         Net cash provided by investing activities                                    14,500
                                                                                   =========

CASH FLOW FROM FINANCING ACTIVITIES:
         Loans from Shareholders                                                       4,000
         Principal repayments on financing                                             -0-
         Net proceeds from cash sales of common and preferred stock                    -0-
         Repayment of Long-Term Debt                                                 (21,375)
         Minority Interest                                                             -0-
                                                                                   ---------
         Net cash used in financing activities                                       (17,375)
                                                                                   =========

NET INCREASE (DECREASE) IN CASH                                                      (40,042)

CASH AT BEGINNING OR PERIOD                                                          134,198

CASH AT END OF PERIOD                                                                 94,156


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Note 1)
Cash expenditures during the nine months for -
     Interest
     Taxes, including taxes paid through payments on liabilities subject to compromise of approximately $26,000 in 1997 and $16,015 in 1996 and $13,386 in 1995

        (The accompanying notes are an integral part of these statements)

NOTE 1 - Organization and Summary of Significant Accounting Policies:

         PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Combustion Energy Company, Inc., a Nevada corporation and Yerington Acquisition Company.

         ORGANIZATION AND OPERATIONS:

         PowerTel USA, Inc. ("the Company") was organized on December 2, 1982, and incorporated under the laws of Delaware on December 20, 1982, under the name Munson Geothermal, Inc. Pursuant to an action of the Board of Directors, the Company's name was changed to Nevada Energy Company, Inc. on December 3, 1990. Subsequently, the Company's name was changed to PowerTel USA, Inc. on January 21, 1997. The Company filed Chapter 11 bankruptcy on February 13, 1997, and was approved to operate as debtor-in-possession on September 24, 1997. The Company's Plan of Reorganization was approved by the Court on September 15, 1998. (SEE, PLAN OF RE-ORGANIZATION)

         IDLE POWER GENERATION EQUIPMENT:

         Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output and the relocated Raft River Power Plant with an estimated capacity of up to 7,200 KW of output. Total net book value of these assets is $5,700,000. A May 1996 appraisal of these assets determined the fair market value to be approximately $5,700,000.

         DEPRECIATION AND AMORTIZATION:

         The Company provides for depreciation of furniture and office equipment utilizing straight-line and accelerated methods over the useful lives of three to seven years beginning when assets are placed in service.

         Idle geothermal power generation equipment was adjusted to the lower of cost or appraisal value at February 29, 1992. Subsequently, provisions for obsolescence have been provided based on the remaining economic life estimated to be 18 years at that time. Based on the May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Ormat power plants reducing their net book value to the then appraisal value of approximately $5,700,000.

         NET INCOME (LOSS) PER COMMON SHARE:

         The net income (loss) per common share is computed based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Shares issued as dividends (Note 6) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 8,808,485 in the year ended November 30, 1998 and 1,463,451 in the year ended February 29, 1996. Shares issuable upon exercise of warrants or options are excluded from the computation since the effect of their inclusion would be antidilutive. Shares of Class B Common Stock are excluded from the computation since Class B shareholders did not historically participate in the earnings of the Company and this class of stock was extinguished under the plan.

    RECAPITALIZATION

         Pursuant to the Plan of Reorganization as approved by the Bankruptcy Court, there will be a significant change with respect to the shareholder capitalization of the Company. See Note 7.

NOTE 2 - Business Segment Information

    COMBUSTION ENERGY COMPANY

         The Company formed a wholly-owned subsidiary, Combustion Energy Company, Inc. ("CEC"), a Nevada corporation, on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners ("OPP") (See OREANA POWER PARTNERS below). The Company is also a limited partner in OPP.

         On November 30, 1994, the Company caused CEC to merge with Herth Printing and Business Supplies, Inc. ("Herth"), in exchange for Class A Common Stock of the Company. The Company, through its ownership of CEC, owned 100% of the post-merger business and consolidated the financial results of CEC in its reported results. In an agreement entered into on September 1, 1996, the Company exchanged its interest in CEC, and thereby Herth, in a transaction which included the reacquisition of all right, title and interest in the Company's then outstanding Class B Common shares, which was later the subject of a settlement agreement between NEP, NEPC and the Company which modified the substance of the NEP September 1996 Settlement Agreement. (See EXHIBIT (10) A).

    SAN JACINTO POWER CORPORATION

         San Jacinto Power Corporation, a Nevada Corporation, ("SJPC") was formed on December 15, 1993.The Company contributed 222,267 shares of its Class A Common Stock, valued at $222,267, based on 50% of market price at the time of issue due to resale restrictions imposed pursuant to Rule 144, and total cash of $275,055 in exchange for its 50.01% ownership interest in SJPC. The New World Power Corporation ("New World") contributed 48,000 shares of its Common Stock, with market value of $516,000 at time of issue, to SJPC. On February 10, 1994, New World contributed cash of $149,970 to SJPC and delivered a balance of cash of $124,975 on March 8, 1994. New World's contribution of Common Stock and cash of $274,945 to SJPC were in exchange for its 49.99% ownership interest in SJPC.

         The Company and New World subsequently engaged in negotiations to acquire, and did acquire, the operating assets of Smith Wind Energy Company and six affiliated limited partnerships known collectively as Triad. The purchase price of $1,038,029 was equal to the agreed value of the shares plus assumed liabilities totaling approximately $293,957 for long-term secured debt and certain delinquent property taxes.

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
                                                      ----------

         The Company managed the operations of San Jacinto Power Corporation and the wind farm until June 27, 1997. On June 27, 1997 the sale of the Company's 50.01% interest in its consolidated subsidiary, San Jacinto Power Corporation, was completed by the court appointed bankruptcy trustee. The Company's interest, represented by 50,010 shares of common stock, was sold at bid for $200,000 cash. The successful bidder, SeaWest Corporation of San Diego, CA also agreed to pay all outstanding debts of San Jacinto Power Corporation, estimated in excess of $175,000.

         In its most recently filed financial report, the 10-QSB for the quarter ended November 30, 1996, the Company had reported consolidated San Jacinto Power Corporation assets of approximately $1,105,986, consolidated liabilities of approximately $159,287 and minority interest of $632,720. The transaction will result in a reported net loss of approximately $113,979.

         At the time of the sale, San Jacinto Power Corporation was one of two operating properties held by the Company. This Company is not included in the current financial statements.

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

NEVADA ENERGY PARTNERS - I

         In February 1991, the Company received a 60% interest as a limited partner in Nevada Energy Partners I, a Nevada limited partnership (NEP-I LP), which holds a 31.66% interest in the equity of Nevada Geothermal Power Partners ("NGPP"). NGPP is a Nevada limited partnership whose general partners are Hot Springs Power Company and NEP-I LP. The Company issued a total of 3,476,875 shares of Class B common shares for this interest. The shares were valued at par of $0.001 per share as there is no market for these shares and there was no other basis for valuing the interest acquired. An additional 548,043 shares were issued to NEP-I LP in conjunction with the Company's 5% stock dividends made in July and October 1994 and January 1995. Class B common shares have full voting rights, but have no cash dividend participation. In a transaction completed on September 1, 1996, the Company exchanged its interest in NEP-I LP together with its interest in Combustion Energy Company, Inc. (a previously wholly owned subsidiary) for all right, title and interest in the Company's Class B common shares held by NEP-I LP. Pursuant to a settlement agreement entered into December 1, 1997, the September 1996 Agreement was rescinded and modified to, among other things, allocate 99% of all NEP gains resulting from the sale of NGPP's interests in BPP from 1995 to date to the Company, together with all outstanding Class B Common Stock and Class B Common Stock rights to future issuances, in consideration of the Company's issuance of new common shares pursuant to the Company's Plan of Reorganization. (See EXHIBIT (10)A).

         The Company's interest in NEP-I LP was valued at $3,080 based on the par value of the shares issued, less amounts recorded as treasury stock due to the Company's then effective ownership of 60% of the Class B shares held by NEP-I LP, plus subsequent cash investments, less estimated partnership losses.

         As a general partner of NGPP, NEP-I LP had been entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees and a share of BPP's distributable cash flow. BPP was a Nevada general partnership whose general partners were NGPP and ESIBH Limited Partnership, a Delaware limited partnership. The Company had been entitled to receive sixty percent (60%) of NEP-I LP's distributable cash flow. There has been no cash available for distribution through February 28, 1997.

         On May 8, 1995, NGPP sold its 50% interest in the Brady Power Project for approximately $5.5 million dollars. NGPP has received net cash distributions of approximately $4.3 million dollars. The Company received $508,018 in July 1995 as its share of the distribution of these proceeds. The balance due of $77,493 was recorded as a receivable. However, the receivable has subsequently been charged to bad debts as it is believed to be uncollectible. As a result of the Settlement Agreement with NEP, the Company has adjusted its gain upwards to reflect the assumption of 99% of all gains from NEP from January 1, 1995 to the present.

OREANA POWER PARTNERS

         Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $46 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. There was no activity with respect to development in the year ending February 29, 1996. OPP was subsequently dissolved.

YERINGTON ACQUISITION COMPANY, INC.

         Yerington Acquisition Company, Inc., a Nevada corporation ("YAC") was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. The acquisition was not completed. In December 1995, the Company transferred all of its right, title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC. In April 1995, the Company entered into an agreement through a non-binding letter of intent, to transfer, through merger with YAC, to Pollution Controls, International, all of its right, title and interest in the 10 Ormat units together with any remaining interest in acquiring the assets of Tad's. Aggregate consideration to be received by the Company, in the form of convertible preferred stock and convertible debt would have exceeded the net book value of the assets.

CENTRAL COMMUNICATIONS CORPORATION

         Central Communications Corporation, a Nevada corporation ("CCC"), was formed for the purpose of acquiring interests in the telecommunications business. On May 21, 1996, the Company announced that it had signed a binding letter of intent to acquire, through CCC, all of the outstanding shares of Telecom Technologies, Inc. an Oregon corporation ("TTI"), and certain other related assets. The terms of the acquisition provided for the payment of $500,000 in cash and issuance of 2,000,000 Class A common shares. The Company advanced to CCC $492,000 in cash in the quarter ended August 31, 1996 in anticipation of the completion of the acquisition. The acquisition was completed on June 21, 1996, however, it was subsequently reversed. The cash payment and stock issued were never returned. Certain shareholders have filed an action in Delaware in an attempt to recover some or all of the Company's investment. (See
Item 1. Legal Proceedings) There is no assurance that such recovery will occur.

NOTE 3 - Commitments and Contingencies:

         The Company's wholly owned subsidiary CCC, entered into a long-term lease for office space in Santa Barbara, California. The Company occupied the space for approximately three months in the fiscal year ended February
28, 1997. The space has been vacated and the landlord filed suit for recovery of earned rents of $64,687, interest thereon, costs and damages. Estimated payments on the original terms of the lease as of February 28, 1997 are as follows:


                   1997                              $  228,408
                   1998                                 228,408
                   1999                                 228,408
                   2000                                 228,408
                   2001                                 152,272
                                                     -----------
                   Total                             $1,065,904
                                                     ===========


The claim for payment by the lessor against the Company was withdrawn in its entirety. Accordingly, this commitment is no longer an obligation of the Company.

NOTE 4 - Short-Term Borrowings and Mortgage Payable:

         There is no short-term borrowing at November 30, 1998. The Company's subsidiary, Combustion Energy Company, which operates Herth Printing and Business Supply, has a long term debt (8 years) on the purchase of a printing press in May, 1996. Monthly payments are $4,218 with interest at 9.75%.

NOTE 5 - Related Transactions:

         During the fiscal year ended February 28, 1998, the Company sold its 50.01% interest in San Jacinto Power Corporation (then the Company's majority owned consolidated subsidiary) sold its interest of 50.01% for $200,000.00 plus assumption of debt in excess of $175,000.00

NOTE 6 - Preferred Stock:

         The Court approved Plan of Reorganization provides that all existing Series A and Series C preferred stock shall be extinguished promptly after the Confirmation Date of September 15, 1998. The five (5) Series B shares held by the prior directors were repurchased by the Corporation for 100,000 new Class A common shares, per B share for a total of 500,000 shares. The repurchase was approved by the Court and the shares were issued pre-split. All preferred shares have been extinguished. The Plan further provided for the authorization of seven
(7) shares of "Special Stock." Three shares have been issued, one to each of the current directors. These shares have no cash value, will not receive dividends and are for the sole purchase of electing two (2) directors to the Board.

NOTE 7 - Class A and Class B Common Stock:

         The Plan of Reorganization as confirmed and ratified by the United States Bankruptcy Court effects substantial changes with respect to the Company's capitalization. In summary, the Plan of Reorganization provides that the Company will repurchase 100% of the issued and outstanding Series B Preferred Stock. Thereafter, the Company will amend its Articles of Incorporation in order to extinguish the Series A, Series B and Series C Preferred Stock. The Class B Common Stock will be converted into Class A Common Stock pursuant to the terms of an Amended and Restated Settlement and Release Agreement entered into by and among the Company, Nevada Energy Partners II, a Nevada Limited Partnership, Nevada Energy Corporation and sixteen Bahamian corporations (See EXHIBIT (10)A).

         In addition, pursuant to the Plan, certain creditors holding claims totaling $64,000.00 will be converted into Class A Common Stock totaling 512,000 shares. Class A Common Stock has also been issued to Members of the Board of Directors.

         The Plan further provides that all holders of Class A Common Stock will be reinstated to the exact same share ownership which existed as of May 3, 1996 plus shareholders who (1) are a bona fide purchaser for value, and (2) filed a Proof of Interest on or before November 10, 1997 with evidence of consideration paid, and (3) is not contested by the Corporation. All other shares purchased after May 3, 1996 are deemed to be void ab initio. As of May 3, 1996 there were 8,808,487 Class A Shares issued and outstanding. The allowed equity holders filing claims that were not contested by the Corporation is 2,483,008; however, these shares are to be issued at a later date. The only Class A Common Shares issued as of November 30, 1998 consists of (i) 500,000 Class A Common for the repurchase of the Class B Preferred and an additional (ii) 265,000 Class A Common to the directors for services rendered prior to September 15, 1998, and
(iii) 8,808,475 issued and outstanding as of May 3, 1996.

         In addition, pursuant to the Plan of Reorganization, an Agreement has been reached with Mr. Jeffrey Antisdel, the former President of the Company, to issue a promissory note in the amount of $239,000, which is convertible into 1,500,000 shares of Class A Common Stock. Also pursuant to the Plan of Reorganization, the Company may issue Class A Common Stock to Mr. David Wallace in an amount not to exceed 35.0% of the Class A Common Stock of the Company.

         Subsequent to November 15, 1998, the Company's Board of Directors, pursuant to the Plan of Reorganization, adopted a resolution to affect a 1:15 reverse stock split which will be effective as of the resumption of trading, which is expected to resume in March, 1999.

NOTE 8 - Stock Option Plans:

         All stock options plans in existence prior to Confirmation on September 15, 1998 have been extinguished.

         The Corporation's repurchase of the five (5) Series B preferred shares also included a twenty-four (24) month option to purchase an additional 100,000 shares, per Series B share held, of Class A Common Stock at an exercise price of $ .10 per share. The options are effective December 8, 1998. The Series B Preferred shares were held by Richard A. Cascarilla (2), Michael R. Kassouff
(1), Jeffrey L. Hartman (1) and Jeffrey Modesitt, Sr. (1). The options are not transferrable other than by will or the laws of descent and distribution. Copies of the Stock Option are attached and marked as Exhibit 4(A-D).

         The Plan of Reorganization also provided that three current and former directors, Richard A. Cascarilla and Michael R. Kassouff (current directors) and
H. Lawrence Herth, a former director, shall be entitled to compensation for service rendered to the Corporation prior to Confirmation on September 15, 1998. The options allow each director to purchase 5,000 shares of Class A Common Stock per month at $.10 per share. Mr. Cascarilla and Mr. Herth's option rights commenced on May 19, 1997. Mr. Kassouff's option rights commenced on January 1, 1997. The options shall be exercisable for a twenty four (24) month period effective December 10, 1998. The options are not transferrable except by will or the laws of descent and distribution. Copies of the Stock Option are attached as
Exhibit 4(H-J).

         The Plan of Reorganization also provided that the current directors of the Corporation, Richard A. Cascarilla, Michael R. Kassouff and Jeffrey L. Hartman are to be given stock options to purchase 2,500 shares of Class A Common Stock, per director, per quarter, at $.10 per share. These options are effective December 10, 1998 and are exercisable for a period of twenty-four (24) months. The options are not transferrable except by will or the laws of descent and distribution. Copies of the Stock Options are attached as
Exhibit 4(E-F).

NOTE 9 - Income Taxes:

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


         Property and equipment due to differences
           in depreciation and reserve for obsolescence        $   809,795
         Net operating loss carry forward                      $ 2,637,611
         Energy credit carry forward                                  -
                                                               -----------
         Total deferred tax asset                              $ 3,443,406
         Valuation allowance                                   $(3,443,406)
                                                               -----------
         Net deferred tax asset                                $    -
                                                               ===========


         No provision for Federal income taxes was recorded during the years ended February 28, 1997 and February 29, 1996 due to the net losses of the Company.

         As of February 28, 1998 the Company has potential federal income tax loss carry forwards available to offset future taxable income for income tax purposes of $6,140,428 which expire in 2006 through 2010.

         The Company has no energy credit carry forwards as of February 28, 1998.

         There is no assurance or guaranty that the net operating loss carry forward has not been adversely affected by the Plan of Reorganization, the issuance of Class A Common Stock, or other developments.

         Pursuant to the Settlement Agreement of December 1997, by and among the Company, NEP, NEPC and others, the Company has reallocated 99% of the profits of NEP retroactive to 1995, which may result in a taxable event to the Company.

NOTE 10 - CLASS B STOCK

         As of November 30, 1998, a total of 12,568,495 shares of Class B
Common Stock were issued and outstanding. Pursuant to the Plan of Reorganization, these shares are to be converted into Class A Common Stock in an amount equal to 50.0% of the issued and outstanding Class A Common Stock subsequent to implementation of the Plan of Reorganization. This conversion had not occurred as of November 30, 1998.

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF ASSETS AND LIABILITIES
                                NOVEMBER 30, 1998
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
         CASH                                                           $ 91,717
         ACCOUNTS RECEIVABLE                                             112,357
         INVENTORY                                                        12,010
         PREPAID EXPENSES                                                 12,500
                                                                        --------
                  TOTAL CURRENT ASSETS                                   228,584

OTHER ASSETS
         DEPOSITS                                                          2,754
                                                                        --------

PROPERTY AND EQUIPMENT
         FURNITURE AND FIXTURES                                           17,433
         MACHINERY AND EQUIPMENT                                         455,938
         VEHICLES                                                          4,700
         BUILDING                                                        253,156
         LAND                                                             70,000
                                                                        --------
                                                                         801,227
         LESS ACCUMULATED DEPRECIATION                                   379,800
                                                                        --------
                  TOTAL PROPERTY AND EQUIPMENT                           421,427
                                                                        --------
                                                                        $652,765
                                                                        ========

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF ASSETS AND LIABILITIES
                                NOVEMBER 30, 1998
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                               $ 10,927
         CUSTOMER DEPOSITS                                                18,343
         CONTRACT - CURRENT PORTION                                       31,033
         ACCRUED PAYROLL COSTS                                               903
         ACCRUED PROFESSIONAL FEES                                        22,000
         ACCRUED SALES TAX                                                 2,547
                                                                        --------
                  TOTAL CURRENT LIABILITIES                               85,753
                                                                        --------

LONG TERM DEBT
         NET OF CURRENT PORTION                                          183,775
                                                                        --------

         HOME OFFICE EQUITY                                              384,220
         CURRENT PERIOD REVENUE
           OVER EXPENSES                                                  12,017
                                                                        --------
                                                                         383,237


                                                                        $652,765
                                                                        ========

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF REVENUES AND EXPENSES
                         ONE MONTH AND NINE MONTHS ENDED
                                NOVEMBER 30, 1998
                                   (UNAUDITED)


                                          (IN $)                             (IN $)
                                          CURRENT                            YEAR TO
                                           MONTH                PERCENT        DATE                 PERCENT
                                           ----------------------------------------------------------------
SALES
         SALES-OFFICE SUPPLIES                783                  1.29        70,594                 11.02
         SALES-PRINTING                    59,936                 98.69       573,585                 89.54
         SALES RETURNS AND ALLOW             (120)                 0.20        (4,096)                 0.64
         OTHER INCOME                         133                  0.22           479                  0.07
                                           ------                ------       -------                ------
                                           60,732                100.00       640,562                100.00
                                           ------                ------       -------                ------
COST OF SALES
         BEGINNING INVENTORY                2,164                              12,722
         PURCHASES                         19,828                             235,733
         LABOR SALARIES                    11,833                             113,972
         SALES SALARIES                    10,549                             105,495
         SUPPLIES & FREIGHT                    28                               5,771
         DEPRECIATION                       5,748                              51,741
         ENDING INVENTORY                 (12,010)                            (12,010)
                                           ------                             -------
                                           48,140                 79.27       513,424                 80.15
                                           ------                ------       -------                ------
         GROSS PROFIT                      12,592                 20.73       127,138                 19.85
                                           ------                ------       -------                ------

OPERATING EXPENSES
         ADVERTISING                            0                  0.00            32                  0.00
         AUTOMOBILE                           101                  0.17           641                  0.10
         CASH VARIANCE                          0                  0.00           161                  0.03
         DEPRECIATION                          22                  0.04           197                  0.03
         DUES AND SUBSCRIPTIONS                 0                  0.00           266                  0.04

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF REVENUES AND EXPENSES
                         ONE MONTH AND NINE MONTHS ENDED
                                NOVEMBER 30, 1998
                                   (UNAUDITED)

                                             (IN $)                 (IN $)
                                            CURRENT                 YEAR TO
                                             MONTH        PERCENT     DATE            PERCENT
                                           --------------------------------------------------
OPERATING EXPENSES
         (CONTINUED)
         FREIGHT OUT                          122            0.20       5,182            0.81
         INSURANCE                            956            1.57       8,476            1.32
         INTEREST                               0            0.00      16,585            2.59
         JANITORIAL                             0            0.00         180            0.03
         LAUNDRY AND LINEN                    177            0.29       1,508            0.24
         LEGAL AND ACCOUNTING                 500            0.82       9,815            1.53
         MAINTENANCE AND REPAIR                59            0.10      10,418            1.63
         OFFICE EXPENSE                        59            0.10       3,112            0.49
         OFFICE AND ADMINISTRATIVE          1,812            2.98      17,426            2.72
         SECURITY                               0            0.00         365            0.06
         SUPPLIES                               0            0.00           7            0.00
         TAXES AND LICENSES                 3,754            6.18       4,224            0.66
         TAXES-PAYROLL                      2,173            3.58      26,872            4.20
         TELEPHONE                            290            0.48       2,032            0.32
         UTILITIES                          1,012            1.67       7,622            1.19
                                           ------           -----     -------           -----
                                           11,037           18.17     115,121           17.97

                  EXPENSES OVER
                     REVENUES               1,555            2.56      12,017            1.88
                                           ======           =====     =======           =====

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                             STATEMENT OF CASH FLOWS
                         ONE MONTH AND NINE MONTHS ENDED
                                NOVEMBER 30, 1998
                                   (UNAUDITED)


                                                           CURRENT          YEAR TO
                                                            MONTH             DATE
                                                          --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES
         NET INCOME                                       $  1,555         $ 12,017
         ADJUSTMENTS TO RECONCILE NET INCOME
           TO NET CASH PROVIDED BY OPERATING
           ACTIVITIES
           DEPRECIATION                                      5,770           51,938
           (INCREASE) IN RECEIVABLES                          (496)          (8,676)
           DECREASE IN INVENTORY                               154              712
           INCREASE (DECREASE) IN ACCOUNTS PAYABLE           2,008          (17,006)
           (DECREASE) IN ACCRUED LIABILITIES                (5,973)          (8,235)
           INCREASE IN CUSTOMER DEPOSITS                         0           17,968
                                                          --------         --------
                  NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                     3,018           48,718
                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
         PAYMENTS ON LONG TERM DEBT                              0          (21,375)
                                                          --------         --------
                  NET CASH (USED) BY
                    FINANCING ACTIVITIES                         0          (21,375)
                                                          --------         --------
NET INCREASE
         IN CASH & EQUIVALENTS                               3,018           27,343

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              88,699           64,374
                                                          --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 91,717         $ 91,717
                                                          ========         ========

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF ASSETS AND LIABILITIES
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
                  CASH                                                  $ 40,547
                  ACCOUNTS RECEIVABLE                                    147,350
                  INVENTORY                                               23,168
                  PREPAID EXPENSES                                        12,500
                                                                        --------

                       TOTAL CURRENT ASSETS                              223,565
                                                                        --------
OTHER ASSETS
              DEPOSITS                                                     2,734
                                                                        --------
PROPERTY AND EQUIPMENT
             FURNITURE AND FIXTURES                                       17,433
             MACHINERY  AND EQUIPMENT                                    455,078
             VEHICLES                                                      4,700
             BUILDING                                                    253,156
             LAND                                                         70,000
                                                                        --------
                                                                         800,367

              LESS ACCUMULATED DEPRECIATION                              304,551
                                                                        --------

                      TOTAL PROPERTY AND EQUIPMENT                       495,816
                                                                        --------

                                                                        $722,135
                                                                        ========

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                       STATEMENT OF ASSETS AND LIABILITIES
                                NOVEMBER 30, 1997
                                   (UNAUDITED)
                      LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                                  $ 14,144
      CUSTOMER DEPOSITS                                                      375
      CONTRACT - CURRENT PORTION                                          28,162
      ACCRUED PAYROLL COSTS                                                  554
      ACCRUED PROFESSIONAL FEES                                           22,000
      ACCRUED SALES TAX                                                    3,307
                                                                        --------

                        TOTAL CURRENT LIABILITIES                         68,542
                                                                        ========


LONG TERM DEBT
      NET OF CURRENT PORTION                                             214,807
                                                                        --------

      HOME OFFICE EQUITY                                                 435,897
      CURRENT PERIOD REVENUE
      OVER EXPENSES                                                        2,889
                                                                        --------

                                                                         438,786
                                                                        ========



                                                                        $722,135
                                                                        ========

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)


                       STATEMENT OF REVENUES AND EXPENSES
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

                                  CURRENT                             YEAR TO
                                   MONTH                                DATE
                                  (IN $)                 PERCENT       (IN $)                PERCENT
                                   -----                 -------        ----                 -------
SALES
   SALES-OFFICE SUPPLIES            2,650                  3.95        35,078                  4.62
   SALES-PRINTING                  64,471                 96.02       724,456                 95.36
   SALES RETURNS & ALLOW                0                  0.00          (271)                 0.04
   OTHER INCOME                        23                  0.03           436                  0.05
                                  -------                 -----       -------                 -----
                                   67,144                100.00       759,699                100.00
COST OF SALES
   BEGINNING INVENTORY             22,945                              31,516
   PURCHASES                       14,988                             291,050
   LABOR SALARIES                  12,467                             126,500
   SALES SALARIES                   6,674                              69,877
   SUPPLIES & FREIGHT               3,163                              27,397
   DEPRECIATION                     7,670                              67,249
   OUTSIDE SERVICES                     0                              12,848
   ENDING INVENTORY               (23,168)                            (23,168)
                                  -------                             -------
                                   44,739                 66.63       603,269                 79.41
                                  -------                 -----       -------                 -----
   GROSS PROFIT                    22,405                 33.37       156,430                 20.59
                                  -------                 -----       -------                 -----

OPERATING EXPENSES
   ADVERTISING                          0                  0.00            45                  0.01
   AUTOMOBILE                         193                  0.29         1,482                  0.20
   BAD DEBTS                            0                  0.00           919                  0.12
   CONTRIBUTIONS                        0                  0.00            60                  0.01
   DEPRECIATION                        43                  0.06           389                  0.05
   DUES AND SUBSCRIPTIONS               0                  0.00           341                  0.04

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)


                       STATEMENT OF REVENUES AND EXPENSES
                                NOVEMBER 30, 1997
                                   (UNAUDITED)

                                CURRENT                     YEAR TO
                                 MONTH                       DATE
                                 (IN $)         PERCENT     (IN $)          PERCENT
                                 -----          -------      ----           -------

OPERATING EXPENSES
      (CONTINUED)

EQUIPMENT RENTAL                   264            0.39       2,376            0.31
FREIGHT OUT                        337            0.50       2,341            0.31
INSURANCE                        1,100            1.64       4,440            0.59
INTEREST                         1,992            2.97      19,091            2.51
JANITORIAL                           0            0.00         609            0.08
LAUNDRY AND LINEN                  181            0.27       1,621            0.21
LEGAL AND ACCOUNTING               475            0.71       5,659            0.74
MAINTENANCE & REPAIR                25            0.04       5,703            0.75
OFFICE EXPENSE                      45            0.07       1,657            0.22
OFFICE & ADMINISTRATIVE          6,346            9.45      59,703            7.86
SECURITY                             0            0.00         477            0.06
SUPPLIES                             0            0.00         178            0.02
TAXES AND LICENSES                   0            0.00       4,347            0.57
TAXES-PAYROLL                    2,383            3.55      30,187            3.97
TELEPHONE                          260            0.39       1,967            0.26
TRAVEL-LODGING                       0            0.00         370            0.05
UTILITIES                        1,071            1.60       9,571            1.26
                                ------           -----     -------           -----
                                14,715           21.92     153,541           20.21
                                ------           =====     =======           =====


   REVENUES OVER
       EXPENSES                  7,690           11.45       2,889            0.38
                                ======           =====     =======           =====

                       HERTH PRINTING AND BUSINESS SUPPLY
                    (A DIVISION OF COMBUSTION ENERGY COMPANY)

                             STATEMENT OF CASH FLOWS
                                NOVEMBER 30, 1997
                                   (UNAUDITED)


                                             CURRENT        YEAR TO
                                              MONTH           DATE
                                            -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                   $7,690       $   2,889
ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
DEPRECIATION                                  7,713          67,638
DECREASE IN RECEIVABLES                       5,696           1,183
(INCREASE) DECREASE IN INVENTORY               (224)          8,346
(INCREASE) IN PREPAID EXPENSES                    0         (12,500)
(DECREASE) IN ACCOUNTS PAYABLE              (12,942)        (19,579)
                                            -------         -------
(DECREASE) IN ACCRUED LIABILITIES            (5,837)         (6,712)
                                            -------         -------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                          2,096          41,267
                                            -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASES OF MACHINERY AND
EQUIPMENT                                         0         (19,268)
                                            -------         -------
NET CASH (USED) BY
INVESTING ACTIVITIES                              0         (19,268)
                                            -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
PAYMENTS ON LONG TERM DEBT                   (2,226)        (35,085)
                                            -------         -------
NET CASH (USED) BY
FINANCING ACTIVITIES                         (2,226)        (35,085)
                                            -------         -------
NET (DECREASE)
IN CASH & EQUIVALENTS                          (130)        (13,086)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          40,677          53,633
                                            -------         -------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                               $40,547         $40,547
                                            =======         =======

             Item 2. Management's discussion and analysis of financial condition
                     -----------------------------------------------------------
and results of operation.
-------------------------

         The Company has an asset base which includes several electric power generating units (currently not in service and with a net book value as of November, 1998 of $5,700,000)(which does not include obsolescence from May,
1996) unencumbered by debt, from which the Company plans to develop revenues and earnings. Management hopes to deploy all of its idle power generating assets in one or more projects which are currently under review. If the Company is unable to sell or deploy these generating units, there may be a material negative impact on the financial position of the Company (See "RISK FACTORS").

         During the period June 1997 to date, financial liquidity for on-going operations was provided primarily from the sale of the Company's 50.01% interest in San Jacinto Power Corporation ("SJPC") on June 27, 1997 by the Court appointed Trustee. The Company received $200,000 in cash (See Item 5, Description of Business). Dividends from the operation of its wholly owned subsidiary, Combustion Energy Company d/b/a Herth Printing and Business Supply Company, were also utilized.

         The Company's current monthly operating expenses are less than $10,000. Under the Court approved Plan of Reorganization (See EXHIBIT (2)B), payments to the allowed unsecured creditors will not commence until September 16, 1999. The monthly payments to these creditors will be approximately $5,700 for sixty (60) months. This debt is in addition to normal operating expenses. The Company also has allowed administrative claims of approximately $250,000 which are due on the Effective Date unless otherwise agreed between the parties. The allowed Class 6 creditors total $30,000 and are also due on the Effective Date unless other agreements are reached. The allowed Class 3 Priority Tax claim is less than $27,000 (See the Debtor's First Amended Plan of Reorganization and Disclosure Statement, EXHIBITS (2)A and (2)B). The Company is negotiating with one creditor (Mr. Jeffrey Antisdel) whose claim of $239,000 may be liquidated by the issuance of a promissory note that would be convertible into Class A Common Stock. If this occurs, the Company will incur additional debt in the amount of $239,000.

                                  RISK FACTORS

         The Company has historically been unable to finance operations from revenues and cash flow. In the past, the Company has been financing operations from the sale of its Class A common stock, asset sales, litigation recoveries and management fees. If such financing should not be available, for any reason, there would be a material adverse effect on the 12 month operations of the Company. If the new business plan is successfully implemented, the Company believes it will be able to pay normal operating expenses from the revenue generated. There is no guarantee that the Company will be successful. (See RISK FACTORS and Section XI of the Disclosure Statement, EXHIBIT (2)A).

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

         The Company intends to evaluate, from time to time, prospective acquisitions in the telecommunication industry. If such an acquisition were to occur and the Company were to suffer a material negative event, the Company's financial performance could be adversely and materially impacted. Significant acquisitions outside the Company's primary energy business may have the effect of reducing or eliminating certain tax benefits associated with prior net operating losses, as well as negative financial impacts associated with possible accruals of goodwill and potential increased depreciation charges against earnings.

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

         To date, the Company's ownership stake in Nevada Energy Partners, a Nevada limited partnership ("NEP") had provided no recurring equity returns, primarily due to costs associated with certain credit enhancements and loan guarantee costs provided by ESI Energy, Inc. and NEP's continuing litigation with HSP. During the year ending February 29, 1996, the Company had received through NEP $508,018 in cash from the sale of NEP's interest in the Brady Power Project (held by NEP through its 50% interest in NGPP), plus an additional gain of $77,493 from NEP as a result of the above referenced sale, and additional gains of $508,018 resulting from the settlement agreement between NEP, NEPC and the Company. However, the $77,493 has subsequently been charged to bad debts as it is believed to be uncollectible. (See Nevada Energy Partners I L.P. for detailed summary.)

         The Company expects no further income from NEP and effective September 1, 1996, the Company had disposed of its interest in NEP through a reacquisition of the general partners interest in the Class B common shares held by NEP.

         As a result of the difficulties caused by the change in control which was initiated on May 1, 1996, the Company had not timely met its debt obligations during the year ending February 28, 1997. As a result, its creditors initiated an involuntary Chapter 11 proceeding on February 13, 1997. The Company operated as debtor in possession from September 24, 1997 until the Court approved its Plan of Reorganization on September 15, 1998.

         Currently, the majority of the Company's ongoing expenses are for auditing fees, legal fees, trustee fees and consulting services.

                              RESULTS OF OPERATIONS

General Comments

         The Company has, during fiscal year 1998 undergone a severe financial crisis as a result of the now aborted change in control which took place early in the fiscal year. As a result the Company was unable to look for and bid upon opportunities to deploy its current core of idle power generating equipment. The Company had previously sought to deploy the power generation plants and equipment where little resource development risk was present. Development opportunities in the Philippines, the Caribbean and Central America had been evaluated from the standpoint of seeking least risk opportunities. More specifically, the Company had sought to either acquire a fully developed geothermal resource or a fully developed geothermal plant to which its assets could be deployed with reduced risk. These efforts were set aside this period. New management expects to re-explore these opportunities with new vigor and resolve.

PART II - Other Information

                           FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-QSB are Forward-Looking Statements. Although the Company believes that the expectations reflected in the Forward-Looking Statements are reasonable, there is no assurance that those expectations will be achieved.

         Item 1.  Legal Proceedings
                  -----------------

         On February 13, 1997, three of the Company's creditors filed a petition for involuntary bankruptcy pursuant to Chapter 11 of the United States Bankruptcy Code. The case was filed in the United States Bankruptcy Court situated in Reno, Nevada and is styled In Re PowerTel USA, Inc., Case No. BK-97-30265-BMG.

         The Creditors who filed the petition were Richard A. Cascarilla (who has subsequently been elected to the Company's Board of Directors and functions as its president, see discussion below), Geothermal Development Associates, Inc. and UniShippers, Inc. The involuntary petition was supported by affidavits from Mr. Jeffrey Antisdel, former president and director of the Company, and Mr. Kenton Bowers, former controller and chief financial officer of the Company. The Creditors were represented a Jeffrey L. Hartman, Esq., a former and current Director of the Company.

         A preliminary hearing was held in Reno, Nevada on March 3, 1997, and the Court appointed Mr. Barry L. Solomon as Trustee ("Trustee"). A formal order confirming the bankruptcy was issued on April 7, 1997.

         On or about September 24, 1997, the Trustee consented to a petition filed by the Company to resume operations functioning as Debtor-in-Possession pursuant to Section 1107 of the United States Bankruptcy Code. The Court approved that petition on September 24, 1997. On or about June 29, 1998, the Company filed with the Bankruptcy Court a proposed Disclosure Statement containing detailed information regarding the proposed plan. Thereafter, the Bankruptcy Court entered an order finding that the Disclosure Statement complied with the provisions of Section 11 USC Section 1125 of the United States Bankruptcy Code and authorized the Disclosure Statement to be transmitted to all creditors and shareholders of record for the purpose of soliciting votes in favor of or against the proposed Plan of Reorganization.

         On or about August 25, 1998, a hearing was held in the United States Bankruptcy Court for the District of Nevada (Reno Division) in which the company reported that the Plan had been approved by both shareholders and Creditors in conformance with the terms and provisions of the United States Bankruptcy Code.

         On September 15, 1998, the United States Bankruptcy Court entered an order confirming the proposed Plan of Reorganization. (See discussion below).

         Prior to the commencement of the Chapter 11 proceeding, on December 12, 1996, the Company was named as a nominal Defendant in a Shareholder Derivative Action filed in the Court of Chancery of the State of Delaware in and for New Castle County, Docket No. 15421-NC. The Plaintiffs were Richard A. Cascarilla and Michael R. Kassouff, both former and current directors of the Company. Named as Defendants in that proceeding were Charles A. Cain, Peter J. Cannell, Stefan Tevis and John C. Goold (all former members of the Company's Board of Directors). The Complaint sought damages on the basis of alleged breach of fiduciary duty, usurping corporate opportunity, misappropriation, conversion and breach of the duty of loyalty. The Complaint alleged, in pertinent part, that the Defendants diverted corporate funds to non-corporate purposes and that the Defendants breached their duty of loyalty by failing to take action against Waterford Trust Company and Golden Chance Limited arising out of defaults with respect to a $5,000,000 note issued in May, 1996 by Golden Chance guaranteed by Waterford in connection with the purchase of Series A preferred shares by Golden Chance. This transaction is discussed in detail in the Company's quarterly report for the three months ended May 30, 1996 as reported on Form 10-QSB.

         Subsequent to confirmation of the Plan of Reorganization, the Company has entered into a Settlement and Release Agreement with Messrs. Charles Cain and Peter J. Cannell. Pursuant to the terms of this Settlement Agreement, the terms of which are confidential, the settling Defendants have agreed to continue to fully cooperate with the Company. The litigation remains pending with respect to claims against Defendants Tevis and Goold.

         Also prior to the filing of the Chapter 11 proceeding, five additional lawsuits had been initiated against the Company. In one proceeding, Mary Kay Robinson, Trustee, sued Central Communications Company and Nevada Energy Company for alleged breach of a lease to occupy a building situated in Santa Barbara, California. The Plaintiff alleged damages of $1,200,000. The proceeding was initiated in Superior Court, Santa Barbara, California (Docket No. 216651).

During the Chapter 11 case, the Plaintiff withdrew the Proof of Claim which had been filed, thereby waiving this cause of action.

         In another proceeding, Mr. Jeffery Antisdel, the former President of the Company, sued the Company in the County of Washoe, Nevada alleging breach of contract and seeking damages of approximately $380,000. This action was settled for $239,000 without interest with Mr. Antisdel to be a general unsecured creditor for purposes of the Plan of Reorganization.

         The third case was initiated by Jeffrey L. Hartman, Michael Kassouff and Jeffrey Modesitt in the County of Washoe, Nevada alleging breach of contract and seeking damages of approximately $13,200 per individual. During the Chapter 11 proceeding, these matters were settled for $13,200 per claim with interest and Messrs. Hartman, Kassouff and Modesitt were deemed to be general unsecured creditors for purposes of Plan of Reorganization.

         In a transaction entered into on September 1, 1996 between Nevada Energy Partners I, Limited Partnership, a Nevada limited partnership ("NEP") and the Company, the Company exchanged its 60% limited partnership interests in NEP and CEC, plus the promise to deliver Class A Common stock in exchange for all of the right, title and interest to 100% of its outstanding Class B Common shares, plus the rights to future share issuances owing to NEP, which were held by NEP and its general partner, Nevada Electric Power Company. The agreement was the subject of litigation between NEP and the Company, which has since been resolved.

         Nevada Energy Partners, a Nevada Limited Partnership, sued the Company (then known as Nevada Energy Company) in the County of Washoe, Nevada (Docket No. CV 96-07487) alleging breach of contract, specific performance and damages in excess of $6,000,000 arising out of an agreement entered into on or about August 16, 1996. During the Chapter 11 case, the Company negotiated a resolution and settlement of this lawsuit. In summary, the August 16, 1996 agreement was deemed to be null and void and all assets transferred to Nevada Energy Partners as a result of that document were reconveyed to the parties from whom such assets were transferred. In addition, the Nevada Energy Partners Partnership Agreement was amended to reallocate profits and losses between the General Partner and Limited Partner. (The settlement is discussed in detail under Sections VIII and X Settlement of Claims and Interest in the Disclosure Statement. A copy of the Settlement Agreement is attached as EXHIBIT (10)A).

         Smith Katzenstein & Furlow sued Nevada Energy Company in the Superior Court, County of New Castle, Delaware (Docket No. 96-12-004-JEB) alleging a delinquent account payable in seeking damages in the amount of $78,731. This matter has been settled with a Stipulated Judgment for $78,731 plus interest. As of the Plan of Reorganization, Smith Katzenstein & Furlow was deemed to be a general unsecured creditor and its claim has been settled.

         In addition, the Company was the Plaintiff in a civil matter filed against Nevada Energy Partners in Superior Court, Santa Barbara, California (Docket No. 216568) in which the Company alleged that the August 16, 1996

Agreement referenced above should be declared null and void. The Company's claims were compromised and settled as of a comprehensive agreement entered into with Nevada Energy Partners as summarized above.

         The Company also sued Waterford Trust Company and Golden Chance Limited in Superior Court, New Castle County, Delaware (Case No. 96C-12-150) alleging breach of contract arising out of the purchase in May, 1996 of a Series A preferred shares by Golden Chance, Ltd. The Company obtained a default judgment for approximately $5,000,000 and is in the process of seeking to collect on that judgment.

         As part of its Plan of Reorganization, the Company identified claims and potential claims which it had against numerous individuals and entities arising out of activities of the Company, its officers and directors and third parties during the period May, 1996 through February, 1997. These claims are discussed in detail on pages 37 through 39 of the Company's Disclosure Statement.

         On December 16, 1998, PowerTel USA, Inc., now WorldCall Corporation, filed a civil claim in the United States District Court for the District of Nevada alleging violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") and common law conversion and fraud. Defendants include Mr. Pattison Hayton; Mr. Roderick R. McCloy, individually and practicing law as Roderick R. McCloy, P.C. and Jones, McCloy, Peterson, affiliated law practices; Mr. Kevin Quinn; Golden Chance Limited, an Isle of Man Private Company Limited by Shares; Waterford Trust Company, an Irish corporation; and Mortlake Venture Capital Fund, a California corporation. The complaint requests damages in excess of $1,000,000 and alleges that the defendants participated in a scheme of taking over small publicly-traded companies, illegally looting them for their own profit, and then leaving them on the verge of bankruptcy.

         Item 2.  Changes in Securities and Use of Proceeds.
                  ------------------------------------------

         As part of the Plan of Reorganization confirmed by the United States Bankruptcy Court, all securities issued by the Company from and after May 3, 1996 have been declared null and void with certain limited exceptions as follows: The Plan of Reorganization specifically reinstates the shareholder ledger in effect as of May 3, 1996, with the exception that any shareholder who purchased Class A common shares subsequent to May 3, 1996 will be permitted to retain such shares if (1) a Proof of Interest is filed with the United States Bankruptcy Court on or before November 10, 1997, (2) the shareholder is a bona fide purchaser for value and (3) the Company does not contest or otherwise object to the validity of the proof of interest. Approximately 170 shareholders filed a Proof of Interest representing about 2,200,000 shares of Class A Common Stock.

         In or about January, 1997, the then Board of Directors for the Company attempted to affect a 1:6 reverse stock split, increase authorized shares and create a new class of common equity. The Plan of Reorganization specifically rescinds and voids that reverse stock split. The Company's trading symbol was changed to PWLUA.

         As part of the Plan of Reorganization, there were significant changes with respect to the capitalization of the Company. In summary, as of a compromise settlement and release agreement entered into by and among Nevada Energy Partners, Mr. Jeffery Antisdel, the Company and 16 Bahamian Corporations (the "Corporations"), the Company agreed to recognize a conveyance of interest affected subsequent to August 16, 1996 between Nevada Energy Partners, Mr. Jeffery Antisdel and the Corporations. As a result of recognizing this conveyance, the Company in the Plan of Reorganization, stipulated and consented that the Corporations would be issued restricted Class A Common Stock such that they collectively would own 50% of the issued and outstanding Class A Common Stock as of the date computed to be 10 days after the effective date of the Plan of Reorganization.

         In addition, during the course of the Bankruptcy Proceeding, the Company entered into an Agreement to acquire 100% of the issued and outstanding common stock of Diego Telecommunications, Inc. ("DiegoTel"), a Nevada Corporation, from Mr. David Wallace. Under the terms of this transaction, Mr. Wallace will receive Class A Common Stock based upon a formula which takes into consideration the revenue generated by DiegoTel in its telecommunications business (See Amended and Restated Agreement for Exchange of Stock VivaTel Agreement), which is attached as Exhibit 10(C), over a period of 30 months. Under the terms of the acquisition agreement, Mr. Wallace may receive Class A Common Shares in an amount not to exceed 35% of the issued and outstanding common stock computed on the effective date of the Plan of Reorganization taking into consideration the shares to be issued to the Corporations.

         As a result the two events summarized above, there will be significant dilution with respect to the shareholders of record as of May 3, 1996. In addition to these two transactions, pursuant to the Plan of Reorganization, the Company has committed to issue Class A Common Stock to certain general unsecured creditors who, at their election, may receive Class A Common Stock in lieu of cash payments.

         The Plan of Reorganization also provides that the Company intends to affect a reverse stock split at least 20 days prior to the Effective Date of the Plan of Reorganization. On the Effective Date of the Plan, the Company will issue Class A Common Shares to certain creditors who have elected to accept Class A Common Shares in lieu of cash or deferred cash payments, will issue Class A Common Shares to the Corporations and will issue new Class A Common Shares to the shareholders of record as of May 3, 1996 together with those allowed shareholders who have filed an appropriate proof of interest.

         On the Effective Date, the Company will also reserve a sufficient number of treasury shares equal to 35% of the issued and outstanding Common Stock for potential issuance to Mr. Wallace as earned pursuant to the DiegoTel Acquisition Agreement.

         Finally, 10 days after the Effective Date, the Company will recompute the number of shares issued to the Corporations such that they will own, on a pro rata basis, an amount to 50% of the issued and outstanding Class A Common Stock of the Company.

         The following table sets forth the anticipated capitalization of the Company computed as pursuant to the Plan of Reorganization.

                            Pro Forma Capitalization
                            ------------------------
                              Class A Common Stock

Issued and Outstanding


         Held by Shareholders of Record
              on May 3, 1996                        8,808,487                   35.04%
         Issued to Allowed Equity Claimants         2,483,008                    9.88%
         Issued to Directors                          265,000                    1.05%
         Issued to Repurchase Series B                500,000                    1.99%
         Issued to Creditors pursuant to
              Plan of Reorganization (N. 1)           512,000                     .04%
         Subtotal                                  12,568,495     12,568,495    50.00%

         Issued to the 16 Bahamian
              Corporations                         12,568,495                   50.00%

         Subtotal                                                 12,568,495    50.00%

         Total Issued and Outstanding                             25,136,990   100.00%

         Assuming that Mr. Wallace were to receive 29,338,119 shares of Class A Common Stock, the following would occur:


Issued and Outstanding

         Held by Shareholders of Record
              on May 3, 1996                        8,808,487                    10.51%
         Issued to Allowed Equity Claimants         2,483,008                     2.96%
         Issued to Directors                          265,000                     0.32%
         Issued to Repurchase Series B                500,000                     0.60%
         Issued to Mr. Wallace                     29,338,119                    35.00%
         Issued to Creditors pursuant to
              Plan of Reorganization (N. 1)           512,000                     0.61%
         Subtotal                                                41,906,614      49.99%

         Issued to the 16 Bahamian
              Corporations                         41,911,599                    50.00%

         Subtotal                                                41,911,599      50.00%

         Total Issued and Outstanding                            83,823,198     100.00%

         The Company has issued Options to its Directors as compensation for services rendered. As at January 18, 1999, options were issued which authorize the three Directors to purchase a total of 7,500 shares per Director per quarter of Class A Common Stock at $.10 per share. (See
         Note 8 to the unaudited financial statements of the Company for the nine months ended November 30, 1998.

         Pursuant to the Plan of Reorganization, the Company is authorized to effect a reverse stock split prior to the issuance of Class A Common Stock to creditors or the Corporations, and the Board of Directors adopted a resolution to effect a 1:15 reverse stock split at a date to be established, currently predicted to be in March 1999.


Assuming a 1:15 stock split, the results would be as follows:

Issued and Outstanding

         Held by Shareholders of Record
              on May 3, 1996                         587,232               10.37%
         Issued to Allowed Equity Claimants          180,000               3.18%
         Issued to Directors                          17,667               0.31%
         Issued to Repurchase Series B                33,333               0.59%
         Issued to Mr. Antidel (N. 2)                      0               0.00%
         Issued to Creditors pursuant to
              Plan of Reorganization (N. 1)        2,012,000              35.54%
         Subtotal                                              2,830,232  50.00%

         Issued to the 16 Bahamian
              Corporations                         2,830,232              50.00%



         Subtotal                                                2,830,232    50.00%

         Total Issued and Outstanding                            5,660,465   100.00%


         Assuming that (1) Mr. Wallace were to be issued the maximum number of shares possible pursuant to the Plan of Reorganization, (i.e. 29,338,119), and (2) the Company effects a 1:15 reverse stock split, the results would be as follows:


Issued and Outstanding

         Held by Shareholders of Record
              on May 3, 1996                          587,232                  6.69%
         Issued to Allowed Equity Claimants           165,534                  1.89%
         Issued to Directors                           17,667                  0.20%
         Issued to Repurchase Series B                 33,333                  0.38%
         Issued to Mr. Antisdel (N. 2)                      0                  0.00%
         Issued to Mr. Wallace                      3,070,000                  35.0%
         Issued to Creditors pursuant to
              Plan of Reorganization (N. 1)           512,000                  5.84%

         Subtotal                                                4,385,766    50.00%

         Issued to the 16 Bahamian
              Corporations                          4,385,766                 50.00%

         Subtotal                                                4,385,766    50.00%

         Total Issued and Outstanding                           18,728,199   100.00%

         Note 1: The Creditors holding claims totaling $64,000 have agreed to accept Class A Common Stock valued at a price of $.25 per share pursuant to a formula approved by the Court as part of the Plan of Reorganization. As of January 18, 1999, trading in Class A Common Stock had been suspended at the Company's request. The last trade was at $.06 per share. One shareholder will receive warrants. In addition, Mr. Jeffrey Antisdel, the former President of the Company has agreed to accept a promissory note in the principal amount of $239,000 to be paid over a 60 month term without interest. The Company has the right to prepay this note at any time without penalty. The note is convertible into 1,500,000 of Class A Common Stock, pursuant to the Plan of Reorganization.

         The Company has agreed upon meeting certain conditions to issue Class A Common Stock to Mr. David Wallace as part of the consideration for the acquisition of two corporations. (See EXHIBIT 10(C)). The amount of Class A Common Stock to be issued to Mr. Wallace will be computed on the basis of a formula approved by the Bankruptcy Court as part of the Plan of Reorganization. Mr. Wallace could receive up to 35.0% of the issued and outstanding Class A Common Stock. Based upon the table set forth above, Mr. Wallace could receive up to 32,514,590 shares of Class A Common Stock. In the event that Class A Common Stock is issued to Mr. Wallace, the 16 Bahamian Corporations are entitled to receive additional shares of Class A Common Stock such that they continue to own 50.0% of the issued and outstanding Class A Common Stock. The nondilution clause of the 16 Bahamian Corporations does not apply in the event that the Company issues Class A Common Stock to any person or entity other than Mr. Wallace or Mr. Antisdel.

         Note 2: Mr. Antisdel owns additional shares of Class A Common Stock which he acquired subsequent to the commencement of the Chapter 11 proceeding, which shares are included in the 8,808,487 shares of Class A Common Stock issued and outstanding as of May 3, 1996.

The Company, pursuant to the Plan of Reorganization, has also granted stock options to the Directors, as follows:

         2,500 per Director, per quarter @ $.10 per share for total issued to date of 7,500.


         Item 3.  Defaults Upon Senior Securities.
                  --------------------------------

         None

         Item 4.  Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

         On August 16, 1996, the Company held its annual meeting of Shareholders. At that time, various matters were submitted for a vote of the

Shareholders. The Company's Certificate of Incorporation in effect as of that date provided that certain matters required the affirmative vote of shareholders of record entitled to vote at least 80% of the Class A Common Stock. For purposes of this requirement, the Class B Common Stock at all times had equal voting rights and was deemed to be converted into Class A Common Stock with equal voting privileges.

         Subsequent to the annual meeting, the Company reported that the shareholders had approved various actions.

         In or about January 1997, the then Board of Directors approved a filing with the Secretary of State for the State of Delaware in which the Directors voided the "supermajority" provision requirement set forth in the Company's Articles of Incorporation had not been validly adopted and, therefore, a majority of the issued and outstanding Class A Common Stock was sufficient to amend the Articles of Incorporation and initiate certain actions. In reliance upon this position, the then Board of Directors authorized the Company to prepare and file various documents with the Secretary of State for the State of Delaware increasing authorized number of shares and taking other corporate action.

         The Plan of Reorganization specifically provides that the action taken for the Board of Directors in January, 1997 was inaccurate, illegal and rescinds all such filings.

         The Plan of Reorganization, as confirmed by the United States Bankruptcy Court, authorized the Company to file Amended Articles of Incorporation which, among other things, established a new class of stock, to be known as "Special Shares." The Amended Articles of Incorporation authorize the issuance of seven shares of Special Stock, of which, three have been issued. The Shareholders owning the Special Stock are entitled to elect two members to the Board of Directors, the remaining Directors to be elected by the Class A Shareholders. The three shares of Special Stock elected Messrs. Richard Cascarilla and Jeff Hartman as members of the Company's Board of Directors. The remaining Director, was elected by the owners of the Class B Common Stock, pursuant to certain preferential voting rights, which have since been rescinded.

         Pursuant to the Amended Articles of Incorporation, the Board of Directors, which is currently fixed at three, can be increased to no more than seven members. The number of Directors can be increased only by the affirmative vote of the Board of Directors.

         The rights of the "Special Stock" can be modified only by consent of the majority of the Directors.

         Item 5.  Other Information.
                  ------------------

         The Company's last filing with the Securities and Exchange Commission was its quarterly report for the nine months ended November 30, 1996 on Form 10-QSB. As noted above, on February 13, 1997 an involuntary petition for reorganization was filed pursuant to Section 1103 of the United States Bankruptcy Code and a Trustee was appointed. Subsequent to the commencement of the bankruptcy proceeding, no filings have been made with the Securities and Exchange Commission. The Company is delinquent with respect to the filing of two annual reports (Form 10-KSB) for the fiscal years ended February 28, 1997 and February 28, 1998 together with several quarterly reports (Form 10-QSB) for the three, six and nine month periods ending May 30, August 30 and November 30, 1997 and for the three and six months ending May 30 and August 30, 1998.

         The Company is in the process of preparing these reports and intends to file them prior to the filing of its annual report for the fiscal year ending February 28, 1999 on Form 10-KSB. In the interim, accompanying this quarterly report as Exhibits are the monthly operating statements filed by the Company with the United States Bankruptcy Court for the period February, 1997 to date.

         The Company's management and Board of Directors are incurring substantial difficulties in the preparation of the required SEC reports. As disclosed in the Company's Quarterly Report for the three months ended May 30, 1996 on Form 10-QSB, on or about May 1, 1996 there was a change of control with respect to the Company. The change of control occurred because the company sold Series A Preferred Shares to Golden Chance, Limited, an Isle of Mann company limited by shares, which served as nominee for Waterford Trust Company, an Irish Corporation. As of that transaction, Golden Chance issued to the Company a promissory note in the principal amount of approximately $5,000,000 ("the Golden Chance Note") which was guaranteed by Waterford.

         As of that transaction, there was a change in the Company's Board of Directors by which all of the directors resigned and were replaced by three representatives of Golden Chance, consisting of Messrs. Charles Cain, Peter J. Cannell and John Goold. On September 26, 1996, Mr. Goold resigned as a director and was replaced by Mr. Stefan Tevis.

         The Golden Chance Note called for certain minimum payments commencing in July, 1996. The directors appointed by Waterford took the position that payments had been made by Golden Chance on a timely basis and, therefore, released from escrow approximately 762,000 shares of Series A preferred stock, which were immediately converted into more than 5,500,000 shares of Class A Common Stock.

         The then President and Secretary of the Company (Messrs. Jeffery Antisdel and Richard Cascarilla, respectively) did not concur with the position taken by the Golden Chance board. It was their position that a substantial portion of the funds distributed by Golden Chance had not been received by the Company and, therefore, Golden Chance was delinquent with respect to its payment obligations pursuant to the Golden Chance Note.

         On September 13, 1996, Messrs. Antisdel and Cascarilla tendered written notice to Golden Chance and Waterford of their default on payments due to the Company pursuant to the Golden Chance Note. Neither Waterford nor Golden Chance responded to the Notices of Default; however, the Company's Board of Directors terminated Messrs. Antisdel and Cascarilla on September 26, 1996 without cause and solely because they filed a Notice of Default with the Securities and Exchange Commission.

         During the period September 26, 1996 through December 4, 1996 there were continual confrontations among and between the then Board of Directors of the Company and Antisdel and Cascarilla, former officers of the Company who continued to assert that Golden Chance was in default. On December 4, 1996, the Series B Preferred Shareholders tendered a written notice of default and invoked their right to elect a representative, Michael Kassouff, to the Company's Board of Directors. At or about the same time, a Shareholders derivative action was initiated (See discussion below) and litigation was commenced on behalf of the Company against both Waterford and Golden
Chance.

         On or about January 23, 1997, by majority vote of the Board of Directors, Mr. Stefan Tevis was relieved as President of the Company. He retained his position as a director pending negotiating agreement for his resignation. Mr. Pattison Hayton, III commenced to act as President effective January 23, 1997. Mr. Hayton had served as a consultant to the Company since May 3, 1996 and was also an advisor to the Company's Board of Directors, to Waterford Trust Company, to Golden Chance Limited, and others.

         During the course of the bankruptcy proceeding, the Company conducted an investigation into the activities of Mr. Hayton and others. As a result of this investigation, the Company has announced its intent to pursue the claims against Mr. Hayton an others arising out of conduct which transpired during the period May, 1996 through February 1997. (See Item 1. Legal Proceedings.)

         During the Bankruptcy proceeding on or about May 9, 1997, Mr. Peter Cannell and Charles Cain tendered resignations from their position on the Board of Directors, which resignations were accepted by the sole remaining director, Mr. Michael R. Kassouff. Immediately thereafter, Mr. Kassouff terminated Mr. Pattison Hayton as President of the Company and Mr. Quinn as Secretary, replacing him with Mr. Richard A. Cascarilla (as a Director and President) and Mr. L. Herth (as Director and Corporate Secretary). Mr. Cascarilla had been Secretary and Treasurer to the Company from November 20, 1990 until he was terminated by the Board of Directors in September, 1996. Mr. Herth was the founder and manager of Herth Printing and Business Supply in Reno, Nevada, which had previously been acquired by the Company and was owned by the Company's former subsidiary, Combustion Energy Company. Mr. Michael Kassouff remained as a Director and Chairman of the Board.

         Subsequent to confirmation of the Plan of Reorganization, Mr. Herth resigned from the Board of Directors and was replaced by Mr. Jeffrey Hartman, a former Director.

         During the pendency of the bankruptcy, the Company's newly elected Board of Directors evaluated the Company's activities and adopted a new business strategy for the Company, as discussed in Section VI, The Reorganized Debtor's Business Plan, at EXHIBIT (2)A of the Disclosure Statement. In summary, during the period May 1990 through May 1996 the debtor functioned as a non-regulated utility holding company primarily engaged in the development, financing, construction and operation of geothermal, wind and biomass energy resources used primarily to generate electric power. In 1994, the Company (through one of its then subsidiaries) acquired by merger Herth Printing and Business Supply, Inc., a custom printing and catalog based retail office supply business.

         In general, the Company's operations, were conducted through a variety of joint ventures, partnerships and subsidiaries.

         During the course of the Chapter 11 proceeding, the new Board of Directors reevaluated the Company's previous business plan and determined it was in the best interest of the Company to adopt a new business plan to consist of three segments:

         #1.) Functioning as a non-regulated utility holding company, the Company will seek to identify and develop an application for its energy co-generation units in the operation of geothermal, wind and biomass energy projects, primarily through joint ventures and partnerships with third parties. At this time, no specific project has been identified.

         #2.) The development of its current printing and business supply operation situated in Reno, Nevada, conducted under the name "Herth Printing and Business Supply." The Company may consider a sale of this business if it is determined that it is not consistent with the Company's overall business plan.

         #3.) The creation, development and implementation of an international long distance telecommunication business initially focusing exclusively upon the sale of international long distance services from the United States on a wholesale basis.

         With respect to the development of an energy cogeneration business, the Company is anticipated to have substantial physical resources, consisting of its energy cogeneration units. Management believes that the Company will be successful in negotiating joint venture or partnership relationships in which the Company will contribute its energy cogeneration equipment, but it is also likely that the Company will require additional working capital in order to implement that line of business.

         In the event that management is not successful in identifying an application for its currently idle energy cogeneration equipment, the Board of Directors may determine that it is in the best interest of the company to liquidate those assets and to reapply the net sale proceeds into other business ventures.

         With respect to its printing and business supply operation, management anticipates that the Company will continue to function largely as it has done in the past. However, the Company will be mindful of opportunities to expand the business and printing supply operation, perhaps through the acquisition of other companies or operations. At this time, no such acquisition has been identified or is under consideration. In the event the Board of Directors determines that continued operation of the printing and supply business is not consistent with the long-term objectives of the Company, consideration will be given to the sale or disposition of that portion of the Company's business. At this time, the Company has entered into negotiations with Mr. Lawrence Herth, a former director and the founder of Herth Printing and Business Supply, in order to determine whether a sale of that business segment to Mr. Herth is appropriate.

         With respect to its entry into the long distance telecommunication market, the Company has done so through the acquisition of 100% of the issued and outstanding stock of Viva Telecommunications, Inc. ("Viva Tel") and Diego Telecommunications, Inc. ("Diego Tel"), as discussed in more detail in Section VI, The Reorganized Debtor's Business Plan of the Disclosure Statement at EXHIBIT (2)A. When acquired by the Company, VivaTel and DiegoTel had no revenue, modest assets, no operating history and minimal debt. Each company owned, or had rights to, a license issued by the Federal Communication Commission pursuant to
Section 214 of the Federal Communications Act.

         A Section 214 authority permits the holder to market and sell long distance telecommunication services in the United States on condition that the ultimate destination of the long distance call is to a country which is outside the United States. At this time, a Section 214 license permits long distance telephone calls to over 100 countries. To the best of management's knowledge, no additional license or permit is required in order to conduct such business within the United States; however, licenses or permits may be required and depending upon the country to which the long distance telephone call will be made.

         In addition, DiegoTel has leased or otherwise acquired fiber optic cables suitable for the transmission of long distance telecommunication services to its point of presence in California. In addition, according to Mr. Wallace, former president of DiegoTel, the Company has purchased or leased appropriate equipment in order that DiegoTel can function as aggregator of long distance telecommunication services. Finally, DiegoTel has entered into a five-year agreement with a Mexican carrier to provide services into Mexico. The Directors of DiegoTel are Richard A. Cascarilla, Esq. and Michael Kassouff. Mr. Cascarill also serves in the capacity of President and Mr. Kassouff serves as President.

         The Mexican carrier (Servicios, S. de R.L. de CV, a corporation of the State of Baha, California, Mexico) ("VSS"). VSS is owned or controlled by Mr. Wallace. Under the terms of the agreement entered into between DiegoTel and VSS, VSS is to receive approximately 80% of the gross revenue of all telecommunication services sold by DiegoTel. In addition, depending upon the gross revenue generated by the Company, Mr. Wallace is to receive Class A common stock in an amount not in excess of 35% of the issued and outstanding common stock of the Company following the Effective Date.

         The Plan of Reorganization, as approved by the Court, has established various classes for the claims of secured and unsecured creditors of the Company. The certain classes of general unsecured creditors are entitled to receive, at the election of each individual creditor, Class A common stock in lieu of a cash payment.

         The following table summarizes the allowed claims and the disposition of such claims by class.


         Class                                                      Amount                          Status
         -----                                                      ------                          ------

         Class 1: Administrative Claims                          $250,000.00                     45,000 paid in
                                                                                                 Dec. 1998 -
                                                                                                 Balance still
                                                                                                 due

         Class 2: Allowed Wage Claim                             $    -0-                            -0-
                                                                                                 -----------

         Class 3: Allowed Munson Priority Tax Claims             $ 26,000.00                       Pending
                                                                                                 -----------

         Class 4: Allowed Priority Tax Claims                    $    -0-                            -0-
                                                                                                 ------------

         Class 5: Allowed Secured Creditors                      $    -0-                            -0-
                                                                                                 ------------

         Class 6: Unsecured Claims of
         less than $1,200.00                                     $ 30,000.00                       Pending
                                                                                                 -----------

         Class 7: Unsecured Claims in                                                            $64,000 in claims
         excess of $1,200.00                                     $607,876.95                     choose all stock
                                                                                                 payment option
                                                                                                 and/or note
                                                                                                 -----------
         Class 8: NEP Claim                                    $6,000,000.00                     Settled
                                                                                                 -----------
         Class 9: Disputed Claim                                 $    -0-                             -
                                                                                                 ------------

         Class 10: Claims of Equity Interest                      11,291,495                     Claims recognized for
                   Number of shares of Class A                                                   approximately 170
                   Common Stock                                                                  shareholders owning
                                                                                                 2,700,000 shares of
                                                                                                 Class A Common Stock

-----------------------


         The Plan of Reorganization will have a significant impact upon the Company, its financial statements and his future business operations. Accordingly, interested shareholders are encouraged to read and review the Plan of Reorganization together with the Disclosure Statement which discusses that Plan. A copy of the Plan of Reorganization and Disclosure Statement is enclosed.

Risk Factors
------------

         There are substantial risks associated with the business plan as adopted by the new Board of Directors. These risk factors are discussed in detail in the Disclosure Statement on pages 80-96, and shareholders are encouraged to review these pages carefully, which are hereby incorporated by reference.

         The Company has not been successful in fully implementing its Plan of Reorganization as approved by the Court. Unexpected delays were incurred with respect to installation of telecommunications cabling, lines and equipment.

         At this time, however, management reports that:

         - The Mexican carrier has reported the successful implementation of all equipment needed to function as a telecommunications carrier, with dial tone available at its principal point of contact,

         - The Mexican carrier has received the appropriate license to conduct business in Mexico,

         - DiegoTel has ordered and paid for five T-1 telecommunication lines which have been installed into a California facility,

         - The Company has entered into a lease agreement for a DS-3 cable which will give the Company access to 672 telephone lines,

         - In January, 1999, the system was tested for the purpose of confirming that the equipment installed in the United States has functional capability to communicate long distance messages to Mexico. The test was successfully completed.

         In addition, DiegoTel has entered into negotiations to sell 1,500,000 minutes per month to a single user situated in California.

         In the event that no further unanticipated delays occur, the Company anticipates that it will be able to generate revenue from these telecommunication services in the near future.

         As noted above, the Company has not filed all of the periodic reports required to be made pursuant to applicable provisions of the Federal Securities Laws. The Company intends to bring these filings current in the near future. In an attempt to provide updated information with respect to the affairs of the Company, the following supplemental information is being provided.

February, 1996 - January, 1999

         As noted above, the Company's last annual report was submitted for the fiscal year ended February 28, 1996, as reported in Form 10KSB as filed with the Securities and Exchange Commission. The following information is being submitted as supplemental information. In order to discuss events which have transpired subsequent to February 28, 1996.

Description of Business
-----------------------

         PowerTel USA, Inc. n.k.a. WorldCall Corporation, a Delaware corporation, (the "Company") has been an independent, non-regulated utility holding company which had acquired and operated electric power facilities and other non-related business enterprises. The Company is not encumbered by internal rate of return regulation as are traditional retail electric utility companies. The Company has historically focused on developing environmentally sound electric power facilities which utilize geothermal energy and wind energy resources as the primary source of fuel for such facilities.

         Prior to October, 1996, the Company had been located in Reno, Nevada In October, 1996 it was moved to Santa Barbara, California. Subsequently, the Company relocated to Palm Desert, California, which was its location at the time of the involuntary commencement of the Chapter 11 proceedings. The Company's operations were placed under the control of a Court appointed Trustee in March of 1997.

         The Trustee took actions to liquidate assets to fund the operation of the Company. On June 27,1997 the Trustee completed the sale of the Company's 50.01% ownership interest in one of it's subsidiary, San Jacinto Power Corporation ("SJPC"), a Nevada corporation, in consideration of payment by a third party of $200,000 in cash, plus the assumption of debts estimated to exceed $175,000. On September 4, 1997, the Court approved an order allowing the Company to operate as a "Debtor in Possession" ("DIP").

         The Company owns idle geothermal power generating assets which include
10.7 MW of power generating plants, fixtures and equipment. As a component element of the Company's Plan, the Company intends to deploy, sell, lease or liquidate these currently idle binary cycle power generating assets as a of its Reorganization Plan. These assets were originally acquired by the Company in 1984-85 for the purpose of developing the geothermal resources then controlled by the Company at Brady's Hot Springs. They are currently stored in Fernley, Nevada

         In addition to the Company's energy related business assets, the Company owns a non-energy related business known as Combustion Energy Corporation ("CEC") which conducts its business as Herth Printing and Business Supply, Inc. ("Herth"). Herth was acquired on November 30, 1994, by merger (see Combustion Energy Company below). Herth, was established in 1983 in Reno,
Nevada and has historically averaged annual gross sales of approximately $1.0 million dollars. Herth is located in its own warehouse/office space on approximately .67 acres of land near downtown Reno. The Company had engaged the former proprietor to continue managing the business under a two year employment agreement which has currently expired. The merger was accounted for as a pooling of interests.

         In addition to the Company's core assets, the Company has acquired the business interests of two developmental international long distance carriers, DiegoTel and VivaTel (see Managements Discussion and Analysis). DiegoTel and VivaTel are the holders of a Section 214 authorization from the FCC which allows it to sell international long distance services out of the United States.

         Finally, the Company maintains extensive litigation rights against certain individuals and professional firms, as well as a judgment in the principal amount of $5,000,000 against Golden

Chance Limited, an Isle of Man corporation limited by shares, and Waterford Trust Company Limited, an Irish corporation. There can be no assurance that any monetary recovery may will be obtained from the above mentioned judgments parties (See Litigation).

                                 COMPANY HISTORY

         The Company was originally organized on December 2, 1982 under the laws of the State of Delaware as "Munson Geothermal, Inc." ("Munson"). The Company changed its name to Nevada Energy Company, Inc. on November 20, 1990. On January 21, 1997, the Company subsequently changed its name to PowerTel USA, Inc. (See Disclosure Statement).

         Historically, the Company had sought to develop geothermal power projects. To accomplish this objective, the Company first acquired a known geothermal resource area ("KGRA") approximately 60 miles east of Reno, Nevada known as Brady's Hot Springs ("Brady") in 1983. The Brady site consisted of leaseholds from Southern Pacific Land Company (now Catellus Development) and the United States Dement of the Interior, Bureau of Land Management ("BLM"). The leases were for long-term development with minimum annual lease payments and production royalties. After acquiring the Brady leases, the Company expended substantial funds to determine the potential of the resources on the Brady leases in order to initiate their development.

         Subsequent to initial development efforts, the Company secured several long term contracts to sell electrical energy produced to Sierra Pacific Power Company, a subsidiary of Sierra Pacific Resources and embarked upon a plan to secure debt and equity financing sufficient to establish recurring revenue from Brady. The Company invested significant capital investment in the development of the Brady resources, however, the Company did not secure adequate project development funding sufficient to establish recurring revenues from Brady.

                     Brady Hot Springs Geothermal Associates
                     ---------------------------------------

         In 1984, the Company identified a power project under development by the United States Dement of Energy ("USDOE") at Raft River, Idaho. The site included a binary cycle power plant with a generator nameplate rating of 7,200 kilowatts or 7.2 MW (the "Raft River Plant"). The project was sold at auction by the USDOE. The Company was selected by the purchaser, a subsidiary of Niagra Mohawk Power known as HydraCo Associates ("HydraCo") to move the Raft River Plant to the Brady Hot Springs site.

         On September 30,1985, the Company entered into a partnership agreement with a group led by HydraCo whereby the Company became the partner of a single purpose development entity known as Brady Hot Springs Geothermal Associates, Ltd. ("BHSGA").

         The Company executed and delivered to BHSGA an assignment of a 6.6 MW Power Purchase Agreement ("PPA") with Sierra, (which was owned by the Company), together with a sublease of geothermal resources which had an agreed value of $1,400,000. BHSGA assumed responsibility for relocating the Raft River Plant to the Brady Hot Springs property. On December 18, 1986, the Company entered into a second agreement with BHSGA to acquire the Raft River Plant, related equipment and other tangible and intangible assets. In July 1991 the Company completed the acquisition of the Raft River Plant which is currently idle and located in Fernley, Nevada.

                       Brady Geo Park Power Partners 1996
                       ----------------------------------

         In 1986, the Company formed a Nevada Limited Partnership known as Brady Geo Park Power Partners 1996 ("BGPPP") for the purpose of developing a small scale power plant operation at the Brady site. As a component of forming BGPPP, the Company sold 3.38 Ormat power plants to BGPPP in exchange for cash and a non-recourse note in the amount of $584,000, which accrued interest at 9% per annum (accelerating to 18% on default). BGPPP successfully initiated limited operations of the power project but later discontinued operations in 1987.

         To date, BGPPP has not made payment of principal or interest to the Company and is in default of its promissory note to the Company, plus is in arrears on moving fees and storage fees exceeding, in the aggregate, $1,000,000. BGPPP's interest is to be terminated because of their default provided for in the Plan. The Company had previously notified the owners of BGPPP of the need for reimbursement and noticed payment for the non-recourse note. No response was received. Since the note has been in default, the Company has recorded its interest as though the equipment was owned. At present, the BGPPP Ormat power generating plants in which BGPPP has an interest in are idle and are in storage at Fernley, Nevada (at the Company's cost) with other Company power generating assets.

         In December 1995, the Company transferred all of its right title and interest, except the limited and general partnership interests, in BGPPP, together with its other idle power generating assets, to its wholly owned subsidiary Yerington Acquisition Company, Inc. ("YAC") in exchange for shares of YAC's no par Common stock (See Yerington Acquisition Company).

                              Brady Power Partners
                              --------------------

         Brady Power Partners ("BPP"), a Nevada general partnership, was formed by Nevada Geothermal Power Partners, Limited Partnership, ("NGPP") a Nevada Limited Partnership, (see NEVADA GEOTHERMAL POWER PARTNERS) and ESI BH Limited Partnership ("ESI-BH") in July, 1991, for purposes of developing the Brady KGRA.

         In July, 1991, BPP agreed to purchase the assets of BHSGA, including rights to a 6.6 MW Power Purchase Agreement with Sierra, and assume the Company's debts with BHSGA.

         BPP and the Company thereafter entered into an agreement ("BPP Agreement") whereby the Company sold to BPP certain geothermal power assets in exchange for BPP's payment of $2,000,000 to the Company, a Gross Revenue Interest in the completed project assigned to creditors of the Company and forgiveness of the claims BHSGA had against the Company. The BPP Agreement provided the Company the means to complete financial reorganization of the Company in 1991.

         Beginning on July 19, 1991, BPP developed, financed, constructed and now operates the Brady Hot Springs Power Plant and services power purchase agreements for 20.5 MW of power with Sierra.

         On August 1991, the Company received cash consideration totaling $2,000,000 and project construction commenced and BPP transferred a Gross Revenue Interest ("GRI") in the Brady Hot Springs Power Plant Project to pay certain indebtedness of the Company.

         The revenues generated by the GRI are utilized to satisfy certain debts payable prior to reorganization, until paid in full or until there is no further revenue payable under the GRI. To date, the GRI services the indebtedness previously accrued by the Company in accordance with the BPP Agreement.

                        Nevada Geothermal Power Partners
                        --------------------------------

         Nevada Geothermal Power Partners ("NGPP") is a Nevada limited partnership whose general partners are Hot Springs Power Company ("HSP") and Nevada Energy Partners-I, LP ("NEP") and whose limited partners are certain cash investors and contractors. NGPP previously owned a 50% interest in BPP until May 1995, when NGPP interests in BPP were sold. NEP owned 31% of NGPP, and the Company owned 60% of NEP (see Nevada Energy Partners-I, LP below).

                          Nevada Energy Partners-I, LP
                          ----------------------------

         Nevada Energy Partners I, Limited Partnership ("NEP") is a Nevada limited partnership whose general partner is Nevada Electric Power Company, Inc. ("NEPC") (40% interest) and whose limited partner (60% interest) was the Company. NEPC is a Nevada corporation wholly owned by Jeffrey E. Antisdel, the Company's former president and chief executive officer. The Company obtained its limited partnership interest in NEP through its issuance of 4,437,473 shares of the Company's Class B Common Stock (representing 100% of all Class B Common Stock issued and outstanding). As a result, NEP previously owned a fully diluted ownership interest in Brady Power Partners project totaling 9%.

         Through the sale by NGPP of its 50% interest in BPP in May 1995, NEP's interest in BPP was liquidated. The Company realized a net gain of $585,511 in May 1995 as a result of its interest in NEP. Cash in the amount of $508,018 was received in July 1995. The remaining $77,493 receivable has been charged as uncollectible. Pursuant to the terms of a settlement agreement entered into between NEP, NEPC and the Company in 1998, and ratified by the Bankruptcy Court as part of the Plan or Reorganization, net gains resulting from the sale of BPP were reallocated to the Company.

         As a limited partner of NEP, the Company was entitled to sixty percent (60%) of NEP's net distributable cash flow. Pursuant to the terms of the settlement agreement between NEP, NEPC and the Company, the 60% allocation of gain was reallocated to increase the gains to 99%. The Company received no cash flow from recurring revenues from its interest in NEP. Distributable cash flow from NEP to the Company consisted of non-recurring developer fees, cost reimbursements, litigation recoveries and proceeds resulting from liquidation of NEP's BPP interest.

                        San Jacinto Power Corporation
                        -----------------------------

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

         SJPC acquired in July, 1994 the operating assets of Smith Wind Energy Company ("Smith") and six affiliated limited partnerships operated by Smith which are known as the Triad Partnerships (collectively "Triad"). As a result of the acquisition, SJPC operated a wind turbine energy park in North Palm Springs, California. Energy sales were pursuant to a contract with Southern California Edison Company that had approximately 20 years remaining. A total of 64 wind turbines were available for operation, together with associated infrastructure, additional turbine sites, turbine towers, parts and service equipment and a long-term land lease with the BLM.

         In its last filed financial report, the Form 10-QSB for the nine months ended November 30, 1996, the Company had reported consolidated San Jacinto Power Corporation assets of approximately $1,105,986, consolidated liabilities of approximately $159,287 and minority interest of $632,720. The transaction resulted in a reported net loss of approximately $113,979.

         At the time of the sale, San Jacinto Power Corporation was one of two operating properties held by the Company. Results of SJPC operations have been removed from the reported results in the accompanying financial reports.

                            Combustion Energy Company
                            -------------------------

         The Company formed a wholly-owned subsidiary, Combustion Energy Company, Inc. ("CEC"), a Nevada corporation, on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners ("OPP") (See Oreana Power Partners below). The Company is also a limited partner in OPP.

      On November 30, 1994, the Company caused CEC to merge with Herth, in exchange for Class A Common Stock of the Company. The Company, through its ownership of CEC, owned 100% of the post-merger business and consolidated the financial results of CEC in its reported results. In an agreement entered into on September 1, 1996, the Company exchanged its interest in CEC, and thereby Herth, in a transaction which included the reacquisition of all right, title and interest in the Company's then outstanding Class B Common shares, which was later the subject of a settlement agreement between NEP, NEPC and the Company (See NEP Settlement Agreement at EXHIBIT
(10)A).

                              Oreana Power Partners
                              ---------------------

         On February 12, 1993, the Company formed a Nevada limited partnership known as Oreana Power Partners ("OPP"). The partnership is currently equally owned by CEC and Geothermal Development Associates ("GDA") subsidiary, Energy Development Associates ("EDA"). OPP was formed for the purpose of developing, financing and constructing a gas turbine electric generating facility to provide power to Sierra pursuant to power sales contracts to be obtained. OPP's primary development site is near Sierra's Oreana substation and electric transmission lines. OPP has been dissolved.

                                CHANGE IN CONTROL

         On February 29, 1996 the Company executed a binding letter of intent (the "Waterford Agreement") with Waterford Trust Company, Limited, an Irish corporation ("Waterford"), in which the Company agreed to sell to Waterford or its nominee approximately 2,000,000 shares of Series A preferred shares. On May 1, 1996 the Company announced the completion of this transaction in which Waterford's nominee, Golden Chance, Limited ("Golden Chance"), an Isle of Man private company limited by shares, agreed to purchase 1,960,795 shares of Series A Preferred stock at $2.50 per share and 152,381 shares of Class A common stock at $0.643125 per share. The Company received a cash payment for the Class A common shares in the amount of $100,000 and a $4,900,000 promissory note was executed and delivered by Golden Chance. The promissory note was secured by the corporate guarantee of Waterford Trust Company. The Series A Preferred shares acquired by Golden Chance were held in escrow for the benefit of the registrant.

         The promissory note was payable in monthly installments. The first installment was payable July 1, 1996 in the amount of $400,000. Subsequent installments of $500,000 were payable every thirty days thereafter until paid in full. The total principal amount of the promissory note was due and payable on April 1, 1997. Upon payment of each installment under the promissory note, a portion of the Series A Preferred shares were to be converted to the registrants class A common stock pursuant to the Certificate of Designation of the Series A Preferred shares. The converted shares would then be released from escrow.

         On or about May 3, 1996, the Company received a cash payment in the amount of $100,000 for the first conversion of the Class A preferred common stock which resulted in the issuance of 152,381 shares on May 7, 1996. Additional monies were paid into a bank account in Palm Desert, California opened in the Company's name; however, this account was never under the control of the corporation or its officers. Under the direction and approval of the Waterford Board of Directors, the Company improperly acknowledged receipt of as much as $1,242,000 in additional funds, however, the Company never received these funds. The Waterford Board authorized the issuance of approximately 9,327,844 additional shares of Class A common stock in conversion of the Series A

Preferred shares as more fully set forth below. The current Board of Directors disputes the validity of all of the above share issuances and receipt of the note payments. The rejection is based on the fact that the Company never had control of the funds, which were directed to bank accounts not under the control or care of Company officers. In addition, the substantial majority of the funds were used for non-corporate purposes. Monies distributed from the Palm Desert account were directed to persons and entities who had not performed services or provided valid consideration to the benefit of the Company.

         On or about October 1, 1996, Class A shares totaling 1,061,729 were issued under an S-3 registration which had been originally filed in July 1996 and amended in August 1996. As a result, the shares were issued without restrictive legend even though the original agreement with Waterford Trust required that all shares carry a restrictive legend.

         On July 30, 1996 a legal opinion pursuant to Regulation "S" of the Securities Act of 1933, as amended, ("Reg S") was provided by Kevin J. Quinn. The opinion was issued on behalf of Golden Chance Limited ("Golden Chance") and resulted in the Company's transfer agent issuing 2,543,734 free trading shares of Class A common stock. Mr. Quinn's license to practice law was suspended by the State of California on April 17,1993 and he was subsequently disbarred on April 25, 1997.

         On or about January 24, 1997, Mr. Quinn prepared and issued to the Company's stock transfer agent a Form S-8 Registration Statement which resulted in the issuance of 1,330,000 shares of free trading Class A common stock on February 3, 1997 and an additional 600,000 shares on February 18, 1997. The shares were distributed to various attorneys, law firms, affiliates of the Waterford Board and related parties. Mr. Quinn issued a legal opinion dated December 17, 1996 representing that the shares to be issued under the S-8 were legally and validly issued, fully paid and nonassessable.

         The current board has disputed the validity of all shares issued to Golden Chance and those resulting from legal opinions issued by Mr. Quinn for the reason he was not a licensed attorney and the shares were not issued for valid legal consideration.

         On January 31, 1997, Mr. Quinn issued another "Reg S" opinion on behalf of the Company authorizing the issuance of 2,508,040 free trading shares of Class A common stock. The shares were issued on February 6, 1997 and returned to the Company on February 13, 1997 when the Bankruptcy was filed.

         In connection with the Waterford Agreement, pursuant to a letter agreement ("Letter of Intent") dated February 29, 1996, and conditional to the sale of Series A Preferred Shares, the former control group Chairman, Jeffrey Antisdel, and Director, Richard Cascarilla, voluntarily resigned their respective Board of Director positions, with nominee Directors, Charles Cain and Peter Cannell becoming elected to the Board of Directors. The remaining former members of the Board subsequently resigned and John Goold was nominated to the Board. The active size of the Board was reduced from five directorships to three directorships.

                          FORMATION OF NEW SUBSIDIARIES

         Under the Waterford Board, the Company announced the formation of two wholly owned subsidiaries for purposes of increasing Company growth through strategic acquisitions.

San Jacinto Energy Corporation
------------------------------

         On May 9, 1996, the Board of Directors initiated the formation of San Jacinto Energy Corporation ("SJEC") for purposes of controlling applicable shareholdings, debt instruments, partnership interests and power generating assets of the Company. SJEC was also formed for purposes of completing mergers and acquisitions within the geothermal and wind energy sectors with the intent of acquiring additional energy reserves.

Central Communications Corporation
----------------------------------

         On May 9, 1996, the Board of Directors initiated the formation of wholly owned subsidiary Central Communications Corporation ("CCC"). CCC was formed for purposes of controlling applicable rights, shareholdings, debt instruments, partnership interests and technologies to be acquired by the Company. CCC was also formed for purposes of pursuing mergers and acquisitions of telecommunication companies and business operating in related sectors.

         On May 21, 1996, the Waterford Board announced that it had signed a binding letter of intent to acquire, through CCC, all the outstanding shares of Telecom Technologies, Inc. ("TTI," an Oregon corporation) and certain other related assets. The agreement was with Telecom (AE), Limited ("TAE"), a subsidiary of Wina Associates, an Isle of Man company limited by shares ("Wina").

         TTI was a telephone service provider which operated twenty (20) retail communications centers known as "Casetas." Casetas cater to the Latin American community and provide customers the means to purchase telephone service debit cards, complete money transfers, send and receive telecopier transmissions and complete local and long distance telephone calls.

         The agreement provided for payment of $500,000 cash and issuance of 2,000,000 shares of Class A common stock through CCC to TAE. The consideration was paid and the transaction was reported as completed on May 21, 1996.

         Subsequently, it was learned that the shares in TTI, held by TAE/Wina, were previously purchased from the founders of TTI and had not been fully paid for by TAE and Wina. In addition, it was learned that the only payment which had been made was $45,000 from Company funds under the control of persons retained and authorized by the Waterford Board which consisted of Charles A. Cain, Peter
J. Cannell and John C. Goold. The other related assets were not owned or controlled by TTI, as was represented to the Company's officers.

         After receiving a qualified audit opinion review of the TTI acquisition, the reported acquisition was incorrectly reported as reversed in the Company's Form 10-QSB filed for the nine months ending November 30, 1996. Also, in reports filed with the Securities and Exchange Commission, it was incorrectly reported that the TTI acquisition had been rescinded. The transaction consideration was not returned to the Company and the transaction was therefore not voided. The TTI acquisition was subsequently recorded and reported as a total loss.

         Company shareholders filed a derivative lawsuit in Delaware against former officers and directors in an effort to recover the Company's losses. (See
Item 1. Legal Proceedings.)

                               MANAGEMENT CHANGES

         Subsequent to the change in control which occurred on May 1, 1996, a series of management changes followed. Mr. John C. Goold resigned as director on August 16, 1996 and was replaced by Mr. Stefan Tevis. Mr. Tevis was appointed by the two remaining directors Charles Cain and Peter Cannell. Mr. Tevis had previously been employed in the specialty magazine publishing business.

         On September 26, 1996, directors Cain and Cannell authorized the termination of the President, Mr. Jeffrey Antisdel and the secretary/treasurer, Mr. Richard Cascarilla. Mr. Antisdel and Mr. Cascarilla had previously resigned as directors in May of 1996. Mr. Antisdel and Mr. Cascarilla were in the process of filing notices of default for non-payment of the note by Golden Chance (see Change of Control, above) and were terminated without cause. Mr. Tevis was appointed President and Mr. Kenton Bowers, was appointed secretary.

         In December 1996, Mr. Michael R. Kassouff was appointed director pursuant to the Certificate of Designations of the Series B Preferred stock. This stock had no voting rights except in the event that Golden Chance failed to pay $500,000 of the principal due under the Note issued in the change of control transactions by Golden Chance and its Guarantor, Waterford Trust. In the event of a Default the holders of a majority of the outstanding shares of Series B Preferred stock then have the power and authority to elect, either at a meeting or by written consent, one director to the Company's board of directors (the "Series B Director"), to serve for so long as a Default exists.

         On December 18, 1996, Mr. Kassouff authorized, on behalf of the Company, the filing of a Complaint in the Superior Court of the State of Delaware In and For New Castle County, C.A. No. 96C-12-150-JEB, against Golden Chance and Waterford Trust Company. (See the Legal Proceedings section for specific details.)

         In December 1996, Mr. Bowers resigned as secretary, retaining his position as controller. Mr. Kevin Quinn, then acting as legal and securities counsel to the Company, was appointed secretary.

         On January 23, 1997, Mr. Stefan Tevis was terminated as President of the Company. He retained his position as Director pending a negotiated settlement agreement.

         Mr. Pattison Hayton commenced acting as President effective January 23, 1997. Mr. Pattison Hayton had essentially been managing the Company since May
1, 1996 with the full approval of the Waterford Board in his capacity as advisor to Waterford Trust Company and its Directors.

         On February 3, 1997, pursuant to the terms of an "Agreement for Settlement and General Mutual Release" of even date, Mr. Stefan Tevis resigned as a director of the Company. The Company is unsure whether the Agreement was ever finalized due to the lack of corporate records. The agreement allegedly provided for:

1. Issuance of 41,666 post split Class A shares in settlement of his employment agreement.

2. Indemnification of Mr. Tevis from claims by any third parties asserted against Mr. Tevis, in connection with, or arising from, Mr. Tevis' tenure as President and/or Director of the Company, including pending lawsuits against the Company in which Mr. Tevis had been named as a defendant.

3. Assumption of the remaining liability for Mr. Tevis' residential lease by the Company's majority owned subsidiary, San Jacinto Power Corporation and guaranteed by Mr. Pattison Hayton.

4. Payment of a finders fee to Mr. Tevis in event of completion of the "Theme" acquisition.

5. Severance payment of $33,600 to $50,000 in the event that the "Theme" acquisition was not completed.

6.       Non-interference agreement by Mr. Tevis.

         On February 7, 1997 Mr. Bowers was terminated due to allegations that he was working with creditors and others to place the Company in involuntary bankruptcy.

         On May 9, 1997 Mr. Charles Cain and Mr. Peter Cannell resigned as directors of the Company.

         On May 19, 1997, Mr. Richard A. Cascarilla and H. Lawrence Herth were appointed as Directors of the Company by Mr. Michael Kassouff.

         On May 19,1997 Mr. Pattison Hayton, President and Mr. Kevin J. Quinn, Secretary, were terminated from their respective positions by Mr. Michael R. Kassouff in his capacity as director and on behalf of the board of directors of the Company.

                             INVOLUNTARY BANKRUPTCY

         On February 13, 1997, three of the Company's creditors filed a petition for involuntary bankruptcy under Chapter 11 in Federal Bankruptcy Court in Reno, Nevada. The creditors were supported by affidavits filed by Mr. Jeffrey E. Antisdel, former director, chairman and CEO of the Company and Mr. Kenton H. Bowers, former controller. The creditors were represented by Mr. Jeffrey L. Hartman, former and current director of the Company.

                               INTERVENING EVENTS

         During the period May 1, 1996 to May 9, 1997, under the management which controlled the Company as a result of the change of control which took place on May 1, 1996, a series of events transpired which led to the Company's current circumstance.

         These include, among others; (1) failure of Golden Chance/Waterford to make payments on the notes issued in the transaction,(2) issuance of shares under direction of Directors, even though there was no evidence that payments had been made, (3) sale of such shares in the open market in contravention of the terms of the May 1, 1996 agreements and applicable law, (4) the attempted issuance of Class B Common Shares for no valid consideration, (5) payments to affiliates for non corporate debts, (6) failure to pay legitimate creditors, (7) amendment to the certificate of incorporation on the basis of alleged missing documents (later found to exist), (8) use of fraudulent legal opinions by an unlicensed lawyer, (9) issuance of unrestricted shares without proper registration, (10) subsequent sale in the market of those shares, and (11) issuance of false or misleading news releases.

                              CORPORATE OBJECTIVES

         The Company is in the process of restructuring itself as an independent, non-regulated utility holding company. To be engaged in the development, financing, construction and operation of electric power facilities which generate electricity for sale to regulated utilities.

         As an independent electric power producer serving the utility industry, the Company hopes to specialize in the acquisition, development, financing, construction and operation of electric power generating facilities which utilize renewable energy resources such as geothermal, biomass or wind energy resources.

         In addition to the Company's expertise in geothermal and wind energy development, the Company continues to actively seek the merger, acquisition, development, financing and operation of various telecommunication companies and related businesses for purposes of better positioning the Company for accelerated growth.

         The corporate objectives of the Company are to:

(1) Acquire, develop, finance, construct and operate electric power generating facilities and deploy Company owned power generating assets where risks are lowest;

(2)      Seek to expand Company owned print communications business;

(3)      Seek litigation recoveries; and,

(4) Acquire telecommunication companies and related business operations which offer the Company increased growth opportunities.

         The Company must be considered a development stage company subject to all risks inherent in the establishment of new lines of business which are financed through equity financing, debt financing, partnership distributions, asset sales, litigation recoveries and management fees.

         In the past the Company has been unable to finance operations from cash flow from operating revenues. The Company's only cash generating operating activity is Herth Printing, however, management anticipates that the telecommunications operations will commence operating in the near future. Depending upon the extent of its operations, the Company may be required to sell equity to finance operations, or, the Company may seek to raise additional capital through debt financing(s) sufficient to satisfy its operational needs over the next fiscal year. However, there can be no assurance that such financing will be available on terms acceptable to the Company during the coming twelve months of operation.

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

         Presently, regulated electric utilities must purchase all power produced by qualifying renewable energy producers which are essentially wholesale utilities, known as "Qualifying Facilities" or "QFs" (See
"Government Regulation"). These utilities must buy all power produced from renewable energy sources at the retail utilities' highest incremental power cost, known as "avoided costs." These are the costs retail utilities would have to pay for the next future increment of power to go on-line. The avoided costs are those not incurred or costs "avoided" by the utilities because of plants constructed by renewable energy developers. The retail utilities avoid the costs of building new power plants while reselling the power to their normal customers at markups allowed by state regulatory agencies.

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

                     TELECOMMUNICATIONS MARKET, COMPETITION
                            AND GOVERNMENT REGULATION

         The Company has no experience in the telecommunications marketplace but has acquired two companies (DiegoTel and VivaTel) and is presently engaged in evaluating several business opportunities related to the proposed merger and/or acquisition of telecommunication companies and related businesses. The telecommunication markets are competitive, with companies such as AT&T, MCI and Sprint dominating the communications marketplace. However, the Company is currently focused upon acquiring and developing smaller "niche" companies engaged in providing specialty communications services and/or technologies associated with long distance services, switching, telephone debit card sales, retail service centers, and other related marketing services from the United States to other countries.

         Government regulation by the Federal Communications Commission and regional Public Service Commissions regulate various facets of such communications business. However, the Company is presently unable to fully quantify the extent of regulation to which it will ultimately be subject until such time operations as are established.

                            RESEARCH AND DEVELOPMENT

         The Company has not incurred any expense for research and development activities in the last two fiscal years. The Company has focused its efforts on the development of additional business opportunities.

                                    EMPLOYEES

         There are currently 12 employees working at the Herth printing business in Reno, Nevada under Combustion Energy Company ("CEC"), its consolidated subsidiary. The Company currently has two employees, Mr. Richard A. Cascarilla and Mr. Michael R. Kassouff.

                             DESCRIPTION OF PROPERTY

                       ELECTRIC POWER GENERATING EQUIPMENT
                       -----------------------------------

BINARY-CYCLE POWER PLANTS
-------------------------

         In the mid-1980's, the Company acquired a total of ten Ormat power plants with a gross nameplate rating of 3.7 MW. The Company owns six of these binary-cycle power plants and holds a secured interest in the other four plants (for financial statement purposes all ten units are treated as Company owned). These units can be utilized with lower temperature geothermal or waste heat energy sources. The Company has focused upon the profitable sale or deployment of these currently idle power plants in geothermal, biomass or heat recovery projects. These plants are presently located at Fernley, Nevada, awaiting sale or field deployment. (See Brady Geo Park Power Partners above.)

RAFT RIVER POWER PLANT
----------------------

         In the mid 1980's the Company acquired a 7.2 MW electric power generator together with its associated geothermal turbine, gear box, generator, fluid storage vessels, heat exchange vessels, pumps and other essential accessories which are identified herein as the Raft River Power Plant. This currently idle Raft River Power Plant is presently located at Fernley, Nevada, awaiting sale or field deployment. (See Brady Hot Springs Geothermal Associates above).

                                LEGAL PROCEEDINGS

                                 MUNSON LAWSUIT

         On October 5, 1992, the Company, as plaintiff, initiated litigation in the Chancery Court of New Castle County, Delaware, (the "Munson
Lawsuit"), against former officers and directors of the Company. The Defendants are Stephen Munson, Leland Mink, Walter MacKenzie, Frank Carigula and Donald Selfridge, (the "Defendants"). The allegations against the Defendants include numerous breaches of fiduciary duty, invalid issuance of Company shares, breaches of fiduciary duty arising out of improper issuance of Company stock, and failure to value the services for which stock was awarded. (See page 28).

         On October 13, 1992, a sequestrator was appointed and the shares of the Company standing in the names of Leland Mink, Walter MacKenzie, Donald Selfridge and Frank Carigula were seized by the Company until further order of the Court. On or about June 9, 1994, the Delaware Court assessed sanctions against Stephen Munson for his failure to attend for his deposition. A default judgment against Frank Carigula has since been obtained in the amount of approximately $59,000. The Company executed garnishments and attachments to satisfy the judgment.

         The trial of the case against the remaining defendants Munson, Selfridge and MacKenzie was completed in September of 1996. Post-trial briefs were to be submitted to the Court by both parties on legal issues raised during the trial. An advisor to the Waterford Board, Mr. Pattison Hayton, negotiated with all the defendants. A settlement agreement was reached and dismissal documents were filed with the Court. The Company is unaware of the settlement terms due to the missing documents retained by the Waterford Board. During this period, enforcement of the judgment against Carigula was suspended. The agreement may have never been finalized. In the intervening period the Company lost its opportunity to obtain a judgment against Munson, Selfridge and MacKenzie. The legal disposition of the case is currently under review by the Company. It is probable that legal time limits have expired and significant litigation rights previously existing under the case may have been lost by the Company as a result of these actions.

                               ANTISDEL LITIGATION

         On October 28, 1996, Jeffrey E. Antisdel, former president of Nevada Energy Company, filed suit in Washoe County, Nevada. The suit relates to various matters of compensation, including the Company's default on a two year employment agreement which was to take effect after Mr. Antisdel's termination on September 26, 1996. The plaintiff obtained a default judgment which the Company has set aside. Plaintiff filed a lien on the Company's idle geothermal assets, which was later voluntarily removed.

                              CASCARILLA LITIGATION

         On October 23,1996, Richard A. Cascarilla, former secretary, treasurer and general counsel of Nevada Energy Company, filed suit in the Ingham County Circuit Court, Case No. 96-84695-CK in Lansing, Michigan. The suit alleged breach of contract based on a two year employment agreement which was to take effect after Mr. Cascarilla's termination on September 26, 1996. The Company failed to defend the suit and a default judgment was entered on November 21, 1996 in the amount of $143,078.39 plus statutory accrued interest until paid. The Company never retained counsel in this matter. The Plaintiff filed a lien on the Company's idle geothermal assets, which was later voluntarily removed.

                          SMITH, KATZENSTEIN LITIGATION

         On December 2, 1996, the Company's former Delaware law firm of Smith, Katzenstein & Furlow, filed suit in New Castle County, Delaware against the Company and Mr. Pattison Hayton alleging non-payment of fees in the approximate amount of $70,000, breach of contract, fraud and tortious interference with contractual relationship. The Plaintiff has obtained a default judgement. The Company and Mr. Hayton failed to retain an attorney or take any steps, to date, to set aside the judgment.

                     HARTMAN, KASSOUFF, MODESITT LITIGATION

         On November 15, 1996, three former directors of the Company, Messrs. Jeffrey L. Hartman, Michael R. Kassouff and Jeffrey E. Modesitt, filed suit in Washoe County, Nevada alleging non-payment of directors' fees and accrued interest under promissory notes in the amount of $10,000 each dated May 1, 1996. The notes bear interest at the rate of 18% per annum. The Company has settled this litigation.

           NEVADA ENERGY PARTNERS I, LIMITED PARTNERSHIP LITIGATION

         On August 16, 1996, Nevada Energy Company, Inc., ("NEC") executed an agreement ("Agreement") with Nevada Energy Partners I, Limited Partnership, a Nevada Limited Partnership, ("NEP") and Nevada Electric Power Company ("NEPC"), a Nevada corporation. NEP is controlled by its General Partner, NEPC. NEPC is a corporation wholly owned by NEC's president, Jeffrey E. Antisdel. Principals utilized in determining the amount and type of consideration for the Agreement were based upon an arms-length negotiation between members of NEC's Board of Directors and legal counsel representing NEPC. The effective date ("Effective Date") of the transaction(s) contemplated under the Agreement was scheduled for September 1, 1996, with the Agreement and all related documentation to be held in escrow pending completion of post-closing events. Terms of the Agreement provide that NEC and NEP will exchange, in a non-cash transaction(s), an exchange of common stock, assets and rights. The Agreement is summarized as follows:

         (i) NEC shall withdraw as a limited partner from NEP and waive all present and future rights to all assets, litigation rights or other attributes of NEP, (ii) NEC will transfer to NEP all rights and ownership to Combustion Energy Corporation ("CEC"), a Nevada corporation and wholly owned subsidiary of NEC, and (iii) NEC will redeem all 4,437,473 Class B Common Shares owned by NEP, in exchange for an equal number of Class A Common Shares of NEC. Items described in items (i), (ii), and (iii) above, are to be delivered in consideration of NEP and NEPC's release of all ownership in 4,437,473 Class B Common Shares and, NEP and NEPC's release of all present rights for the issuance of 8,865,774 additional Class B Common Shares, and NEP and NEPC's release of all future Class B Common Share issuances resulting from future Class A Common Stock issued. In addition, NEP and NEPC agree to indemnify NEC for any present or future litigation expenses, obligations or damages resulting from litigation in which NEP is the plaintiff and counter defendant in the Second District Court in Washoe County, State of Nevada, in Case No. CV92-04609, Department 1. NEP is controlled by its General Partner, NEPC, a corporation wholly owned by NEC's former president, Jeffrey E. Antisdel. NEP is a limited partnership in which its primary assets are NEC Class B Common Stock, rights to future Class B Share issuances, and NEP's litigation (Case No. CV92-04609) rights set forth above. The Company's wholly owned subsidiary, CEC, conducts its business under the name of Herth Printing and Business Supplies, a company engaged in the manufacture and sale of printed materials. A copy of the Agreement is attached as Exhibit 10A.

         Pursuant to this Agreement, on September 1, 1996, the Company's interest in its wholly owned consolidated subsidiary, Combustion Energy Company, Inc., dba Herth Printing and Business Supplies, together with a 60% limited partnership interest in Nevada Energy Partners I, Limited Partnership ("NEP"), a Nevada limited partnership, were transferred to NEP, an entity under the control of Jeffrey E. Antisdel, former president and Chairman of the Company. The Agreement was executed by a majority of the Company's Board of Directors including then Chairman, Charles A. Cain and Director Peter J. Cannell.

         On November 19, 1996, Nevada Energy Partners I-Limited Partnership ("NEP") filed suit against the Company to seek enforcement of the Agreement entered into on August 16, 1996. The Company engaged counsel to defend its position. Preliminary briefs and discovery were initiated. The case was currently stayed due to the filing of the involuntary Bankruptcy Petition on February 13, 1996.

                           SHAREHOLDER DERIVATIVE SUIT

         The Company was nominally named in a shareholder derivative action filed on December 12, 1996 in Delaware Chancery Court, Docket No.15421-NC. The primary defendants are Stefan Tevis, John Goold, Charles Cain and Peter Cannell. The lawsuit alleges Usurpation of Corporate Opportunities by defendants Cannell, Cain and Goold; Misappropriation, Conversion and Breach of Duty of Loyalty against defendants Tevis, Cannell, Cain and Goold. The plaintiffs were Richard
A. Cascarilla and Michael R. Kassouff, both former directors of the Company.

         The litigation specifically alleges and requests in Count 1, that judgements be entered against defendants Cannell, Cain and Goold for usurpation of corporate opportunity in taking for themselves (through Telecom Limited and Wina Associates, in which they had an ownership interest), a valuable corporate opportunity. Specifically, the opportunity to acquire TTI and later selling TTI to the Company at a vastly higher price; Count 2, damages for misappropriation, conversion and breach of duty of loyalty against defendants, Tevis, Cannell, Cain and Goold for the diversion of approximately $1,242,000 in Company funds to non-corporate purposes, and Count 3, damages for breach of duty of loyalty against defendants Tevis, Cannell and Cain for failure to take action against Waterford and Golden Chance Limited with respect to their breaches of contractual agreements to make payments to the Company under notes, subscription agreements and other transaction documents relating the a change in control of the Company on May 1, 1996.

         The Company reached a settlement with Defendants Cain and Cannell. The terms are confidential. The settling Defendants agreed to cooperate with the Company in its continuing investigation and litigation. The case against Defendants Goold and Tevis is still pending.

                           SANTA BARBARA OFFICE SPACE

         The Company's wholly owned subsidiary, Central Communications Company ("CCC") entered into a five year lease for an office space in Santa Barbara, California which provided for monthly payments of $19,034, plus taxes. The Company was compelled to vacate the property after a couple months when its initial entry into telecommunications became unsuccessful. The landlord filed suit in Santa Barbara County, California seeking compliance with the agreement. The Company asserts that it had no legal obligations under the lease as a guarantor and therefore no provision was made in the lease accounts, and the claim relating to this lease was later withdrawn in its entirety by the lessor. The case was ultimately dismissed without payment by the Company.

            JUDGMENT AGAINST WATERFORD TRUST AND GOLDEN CHANCE, LTD.

         The Company filed an action on December 18, 1996 in Delaware Chancery Court, Docket No. 96C-12-150-JEB against Waterford Trust Company and its nominee Golden Chance Limited seeking to recover moneys due the Company under a change of control agreement, related notes and subscription agreements which had been entered into in February 1996 and implemented on May 1, 1996.

         A default judgment in the amount of $5,075,450.28 was entered on January 21, 1997. The defendants have not contested the lawsuit to date.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 21, 1997 the Company notified its Shareholders, by mail, pursuant to Section 228(d) of the Delaware General Corporation Law of certain actions allegedly taken by written consent of the majority of the Shareholders of the Company.

         The notice stated that:

         On January 21, 1997 by majority consent of the Shareholders, the Shareholders of the Corporation approved a Restated Certificate of Incorporation, which restated and amended the Certificate of Incorporation of the Corporation. A copy of such Restated Certificate of Incorporation, which will be filed with the Office of the Secretary of State of Delaware shortly, is enclosed with this letter

         A copy of the Restated Certificate of Incorporation of PowerTel USA, Inc. is attached.

         The significant changes were:

1. Change of the corporate name from Nevada Energy Company, Inc. to PowerTel USA, Inc.

2. Restatement of certificate to eliminate previous super-majority vote requirement for certain amendments to the Certificate of Incorporation, including super-majority vote requirement for approval to changes in capital, including stock splits.

3.       Added Class C Common Stock.

4. Added provision of Series A Convertible Preferred Stock, including conversion details and terms of Certificate of Designations related thereto.

5. Added provisions of Series B Convertible Preferred Stock including conversion details and terms of Certificate of Designations related thereto.

6. Incorporation of a one-for-six reverse split of shares of all classes outstanding upon the date of filing of the restated certificate.

         The basis of the filing was a decision by the Waterford Board, that the previous requirement for a super-majority vote of shareholders to make all of the above changes had not been properly approved. All items, except No.2 had been voted upon at the annual shareholder meeting held in Santa Barbara on August 16, 1996 and had received majority approval, but not the then required 80% super-majority approval. The Restated Certificate of Incorporation was used as a basis for implementing a one-for-six reverse split of shares outstanding as of January 21, 1997.

         Subsequently, 2,508,040 Class A Common Shares were Registered for issuance (on a post-reverse split basis) pursuant to the terms of an S-8 registration statement filed on or about December 17, 1996 without applying the reverse split. This action, if completed in its entirety, would have significantly diluted the interest of pre-split shareholders. The current Board of Directors disputed the validity of these issuances on the grounds that the Company never received the funds, that any funds were directed to non-corporate uses by persons under the direction of or reporting to the Directors and that payments were directed to persons who had not performed services to the benefit of the Company. These shares were returned to the Company on February 13, 1998.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

         The Company's Class A Common Shares, thereafter listed under the symbol PTUSA, were delisted from "The Nasdaq SmallCap Market" system on March 5, 1997. Delisting was initiated as a result of Nasdaq's belief that the Company failed to meet voting rights requirements as set forth in Rule 4310(c)(21), other NASDAQ staff concerns raised in accordance with Rules 4330(a)(3) and 4330(f), and the Company's failure to pay current annual fees.

         Rule 4310(c)(21) sets forth the following voting rights criteria:

         "(21) Voting Rights -Voting rights of existing shareholders of publicly traded common stock registered under Section 12 of the Act cannot be disparately reduced or restricted through any corporate action or issuance. Examples of such corporate action or issuance include, but are not limited to, the adoption of time-phased voting plans, the adoption of capped voting rights plans, the issuance of super-voting stock, or the issuance of stock with voting rights less than the per share voting rights of the existing common stock through an exchange offer."

         Rule 4330(a)(3) sets forth the following suspension or termination of inclusion criteria:

         "(a) The Association (NASDAQ) may, in accordance with Rule 9000 Series, deny inclusion or apply additional or more stringent criteria for the initial or continued inclusion of particular securities or suspend or terminate the inclusion of an otherwise qualified security if: (3) the Association deems it necessary to prevent fraudulent and manipulative acts and practices, to promote just and equitable principles of trade, or to protect investors and the public interest."

         Rule 4330(f) sets forth the following suspension or termination of inclusion criteria:

         "(f) Securities issued in connection with the merger, consolidation, or other type of acquisition of at least one issuer of qualifying securities shall be promptly included in Nasdaq, provided that the conditions of Rule 4310(c) or Rule 4320(e) for securities that have already been included are satisfied. The Association shall require a Nasdaq SmallCap Market issuer to comply with all applicable requirements for initial inclusion under this Rule 4330 Series and shall require a Nasdaq National Market issuer to comply with all applicable requirements for initial inclusion under the Rule 4300 Series and Rule 4400 Series in the event that such issuer enters into a merger, consolidation, or other type of acquisition with a non-Nasdaq entity (including domestic and foreign corporations and limited partnerships), which results in a change of control and either a change in business or change in the financial structure of the Nasdaq SmallCap Market or Nasdaq National Market issuer."

         The concerns raised by Nasdaq Market Listing Qualification staff resulted largely from information provided by the Waterford Board and its appointed officers, Stefan Tevis and Kenton Bowers.

         Information provided included concerns relating to improper issuance of unrestricted shares and extreme dilution of existing shareholders' interests under Delaware corporate law, and subsequent issuance of shares on an unsplit basis. In addition, shares which had been acquired for investment purposes and were to be held for a two year period were being sold in alleged violation of state and Federal securities laws, resulting in artificially depressed prices. It was also believed that shares were being issued without required financial consideration.

         An oral hearing was scheduled for February 13, 1997 at Nasdaq offices in Washington, DC. Current management has no knowledge as to the results of that hearing or whether any of the then management group of Pattison Hayton and Kevin Quinn actually attended such meeting. It is known that the Company retained Mr. Joseph S. Allerhand of the New York City law firm of Weil, Gotshal & Manges LLP. A response to the issues raised by NASDAQ was addressed on the company's behalf in a letter dated February 13, 1997.

         The Company's listing had been effective from September 1, 1992. There was, and remains, no established public trading market for the Company's Common Stock, Series A Preferred stock or Series B Preferred stock.

         The range of high and low bid information for the Company's Class A Common Stock (adjusted for the one-for-six reverse split effective January 21, 1997) is set forth in the following table:



                                        HIGH BID            LOW BID

1996 First Quarter                       1.062             0.25
     Second Quarter                      2.75              0.6875
     Third Quarter                       1.875             0.4375
     Fourth Quarter                       .5625            0.125

1997 First Quarter                       1.25              0.062
     Second Quarter                       .15              0.062
     Third Quarter                        .062             0.062
     Fourth Quarter                       .10              0.062

1998 First Quarter                        .10              0.062
     Second Quarter                       .02              0.062
     Third Quarter                        .05              0.062
     Fourth Quarter                       .01              0.062

         The above trading data is provided on a calendar basis.

         In or about December, 1998, the Company requested that trading in its Class A Common Stock be suspended pending implementation of certain components of its Plan of Reorganization. Management anticipates that trading will resume in February, 1999.

                                     HOLDERS

         There were 970 holders of record of the Company's Class A Common Stock as of February 28,1997, excluding holders in street name. Estimated shareholders in street name as of February 28, 1997 are 1,300. There was one holder of the Company's Class B Common Stock. In addition, there was one holder of the Company's Series A Preferred Stock and 4 holders of the Company's Series B

Preferred stock. The Series A Preferred, Class B Common and Series B Preferred were all extinguished pursuant to the Plan.

         The Plan of Reorganization materially changes the Company's capitalization. See EXHIBIT (2)B.

                                    DIVIDENDS

         The Company has never paid cash dividends on any class of stock and has no plans to do so in the foreseeable future. The payment of cash dividends by the Company on the Company's Common Stock will continue to be restricted and otherwise limited due to the Company's need to finance its on-going operations and future growth.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                               PLAN OF OPERATIONS

         The Company has an asset base which includes several electric power generating units (currently not in service and with a net book value of $5,700,000), unencumbered by debt, from which the Company plans to develop revenues and earnings. Management plans to deploy all of its idle power generating assets in one or more projects which are currently under review. If the Company is unable to sell or deploy these generating units there may be a material negative impact on the financial position of the Company (See "Risk Factors").

         During the year ended February 28, 1997, financial liquidity for on-going operations was provided primarily from the sale of Preferred Stock and Class A Common Stock. Management fees received from San Jacinto Power Company and cash liquidity resulting from the operation of Herth Printing and Business Supply.

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

         Cash used in operating activities in the fiscal year ended February 28, 1997 was $2,727,396.

         Cash used in operating activities in the fiscal year ended February 29, 1996 was $501,757. The after-tax loss from operations was $628,638, which included $66,375 of non-cash charges for depreciation and amortization and $462,527 in non-cash provisions for obsolescence on idle power generation equipment.

         Investing activities used $1,325,907 in cash in fiscal year ending February 28, 1997.

         Investing activities provided $504,944 in cash in fiscal year ending February 29, 1996, including asset sale proceeds of $585,512, proceeds of $25,000 forfeited by a purchaser of certain wind power generating equipment from SJPC and net of purchases of new equipment of $35,130 and advances to and investments in partnerships.

         Cash flow from financing activities in fiscal year ending February 28, 1997 provided net cash of $4,031,682.

         Cash flow from financing activities in fiscal year ending February 29, 1996 provided net cash of $91,171, with receipts from cash sales of stock totaling $149,752. Net proceeds from new financing borrowings were $41,182 and related to insurance premium financing. Repayments on financing debt totaled $99,763.

         Investing activities provided $67,554 in cash in fiscal year ending February 28, 1996, including asset purchases of $156,398 and asset sales proceeds of $232,656.

         As a result of the settlement with Nevada Energy Partners, the allocation of taxable gains and losses was allocated 99% to the Company (as general partner) and 1% to the limited partner, however, cash distributions were allocated 60% to the General Partner and 40% to the limited partner. When tax returns are filed, it is anticipated that the Company will incur taxable income for calendar years 1995, 1996, 1997. It is management's opinion that the Company's net operating losses will offset or reduce the tax impact of the Nevada Energy Partners partnership. There is no assurance or guarantee that the net operating losses remain valid or have not been adversely affected as a result of the Internal Revenue Code.

                                  RISK FACTORS

         Historically, the Company has been unable to finance operations from revenues and cash flow. The Company has been financing operations from the sale of its Class A Common Stock, asset sales, litigation recoveries and management fees. If such financing should not be available, for any reason, there would be a material adverse effect on the 12 month operations of the Company.

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

         The Company seeks to evaluate, from time to time, prospective acquisitions in the telecommunication industry. If such an acquisition were to occur and the Company were to suffer a material negative event, the Company's financial performance could be adversely and materially impacted. Significant acquisitions outside the Company's primary energy business may have the effect of reducing or eliminating certain tax benefits associated with prior net operating losses, as well as negative financial impacts associated with possible accruals of goodwill and potential increased depreciation charges against earnings.

         Presently, there are no plans for product research and development at the parent company level over the coming twelve (12) months.

         The Company maintains offices at 321 W. Lake Lansing Rd., Asher Court, Suite 100, E. Lansing, MI 48823. The telephone number is (517) 333-5277 and the fax number is (517) 333-9869.

LIQUIDITY AND CAPITAL RESOURCES

         Due to working capital constraints encountered during the course of the fiscal year ended 1997, the Company has not yet met its goal of covering all of its operational costs with internally generated cash flows.

         As of February 28, 1997, the Company had $557,062 in current assets. Cash was $110,622 and trade receivables of approximately $407,000 were available for ongoing operations. Prepaids were $2,072.

         To date, the Company's ownership stake in NEP had provided no recurring equity returns, primarily due to costs associated with certain credit enhancements and loan guarantee costs provided by ESI Energy, Inc. and NEP's continuing litigation with HSP. During the year ending February 29, 1996, the Company had received through NEP $508,018 in cash from the sale of NEP's interest in the Brady Power Project (held by NEP through its 50% interest in NGPP), plus an additional gain of $77,493 from NEP as a result of the above referenced sale, and additional gains resulting from the settlement agreement between NEP, NEPC and the Company.

         The Company expects no further income from NEP and effective September 1, 1996, the Company disposed of its interest in NEP through a reacquisition of the general partners interest in the Class B Common Shares held by NEP. The August 16, 1996 Agreement was rescinded pursuant to a settlement reached and deemed effective on December 1, 1997. (For the detailed discussion see the Legal Proceedings Section, Nevada Energy Partners I - LP Litigation.)

         As a result of the difficulties caused by the change in control which was initiated on May 1, 1996, the Company has not timely met its debt obligations during the year ending February 28, 1997. As a result, its creditors initiated an involuntary Chapter 11 proceeding under which the Company is now operating.

         Currently, the majority of the Company's ongoing expenses are for auditing fees, legal fees, trustee fees and consulting services.

DEBT

At fiscal year end February 28, 1997, the Company's total actual liabilities were $6,766,321.47. The liabilities subject to compromise represent the long-term settlement amount for withholding taxes, related penalties and interest due to the Internal Revenue Service, less payments made to date and other amounts due creditors upon which settlement has not been agreed.

                              RESULTS OF OPERATIONS

GENERAL COMMENTS
----------------

         The Company has, during fiscal year 1997 undergone a severe financial crisis as a result of the now aborted change in control which took place early in the fiscal year. As a result the Company was unable to look for and bid upon opportunities to deploy its current core of idle power generating equipment. The Company had previously sought to deploy the power generation plants and equipment where little resource development risk was Present. Development opportunities in the Philippines, the Caribbean and Central America had been evaluated from the standpoint of seeking least risk opportunities. More specifically, the Company had sought to either acquire a fully developed geothermal resource or a fully developed geothermal plant to which its assets could be deployed with reduced risk. These efforts were set aside this period. New management expects to re-explore these opportunities with new vigor and resolve.

REVENUES AND EXPENSES

         As a result of the disposition of one of its two operating assets, the print and office supply businesses held by Combustion Energy Company, the Company's reported revenues for 1997 have been adjusted to eliminate the previously reported power sales.

         The Company had interest income of $8,198.00 and interest expense of $19,767.00 for the fiscal year ending February 29, 1996.

         Other income in the year ended February 29, 1996 included $585,299 received from Nevada Energy Partners I, Limited Partnership ("NEP") as a result of the sale of its interest in the Brady Power Project and $25,000 from a non-refundable deposit retained by SJPC in connection with the proposed sale of some of its wind power generating equipment. Interest income was $8,198, representing earnings on funds invested in money market accounts. Other income was principally from scrap sales. Loss from partnership interests of $46,015 resulted from advances to NEP primarily to fund NEP's litigation with HSP, NGPP's managing partner, relating to internal NGPP partnership disputes interest expense of $19,767 related to insurance premium financing, the Herth mortgage note and the settlement proceeds payable to the IRS.

COSTS AND EXPENSES COMPARISON OF 1997 AND 1996

         Costs and expenses of operations for fiscal year 1997 were $2,789,229 compared to $2,897,988 in fiscal year 1996.

         Depreciation expense was $112,913 in 1997, versus $65,929 in fiscal year 1996. Fiscal year 1996 included provisions for obsolescence on idle company electric power generation equipment. These assets are carried at the lower of cost, net of accumulated obsolescence charges, of $2.7 million, or estimated appraised value as of February 28, 1997. An independent appraisal completed in May of 1996 placed a value of $5,700,000 on these assets and the obsolescence charges for 1997 included $83,288 of additional charges to adjust the net value of the Ormat units to the fair market appraisal value.

         Professional fees for fiscal year 1997 included $409,914 for general legal expenses, accounting and audit fees of $40,501.75.

         Professional fees for fiscal year 1996 were $372,148 (including $109,426 for general legal expenses), accounting and audit fees of $67,995, financial consulting services of $180,000 (principally related to a non-competition agreement with the former owner of Smith Wind), other outside professional services of $14,723 (including professional appraisal costs of $9,500), engineering fees related to project development of $5,223, public relations consulting fees of $21,000 and $25,722 in various other services.

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

         As of February 28, 1997, the Company had Federal income tax loss carryforwards available to offset future taxable income for financial reporting and tax purposes of $5,006,777 expiring in 2006 through 2010. There is no assurance that the issue tax carryforwards have not been adversely affected due to the Internal Revenue Code.

         The Company has no remaining energy credit carryforwards as of February 28, 1997.

         There can be no assurance that the available tax loss carryforwards will be utilized by the Company or that such tax loss carryforwards will be allowed by the Internal Revenue Service.

NET INCOME (LOSS)

         The total operating loss for fiscal year 1997 was $1,335,049. The operating loss for fiscal year 1996 was $628,638.

                              FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed to provide financial information for the fiscal years ending February 29, 1996 and February 28, 1997.

         Consolidated Balance Sheets as of February 28, 1997.

         Consolidated Statements of Operations for the Years ended February 28, 1997, and February 29, 1996.

         Consolidated Statements of Cash Flows for the Years ended February 28, 1997, and February 29, 1996.

         Consolidated Statements of Shareholders' Equity for the Years ended February 28, 1997, and February 29, 1996.

         Notes To Consolidated Financial Statements.

         The financial statements for the fiscal year ending February 29, 1996 have been audited. The financial statements for the fiscal year ending February 28, 1997 are unaudited.

                              WORLDCALL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1997
                                   (UNAUDITED)


                                     ASSETS


CURRENT ASSETS
 Cash                                                                 $  110,622
 Receivables (net of allowance for doubtful
 accounts of $0)                                                         407,291
 Inventory
 Deposits and prepaid expenses                                            37,077


Total Current Assets                                                     577,062



PROPERTY AND EQUIPMENT, at cost - Note 1


         Net Property and Equipment                                    6,740,365


OTHER ASSETS - Note 2
 Investments in partnerships                                               2,975
 Investments in subsidiaries                                           1,077,203
 Other assets                                                          1,080,178
                                                                      ----------



         Total Assets                                                 $8,377,605
                                                                      ==========


The accompanying notes are an integral of these consolidated statements.

                              WORLDCALL CORPORATION
                                February 28, 1997
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


CURRENT LIABILITIES
 Accounts payable                                     $    808,673
 Short-term borrowing - Note 3                        $    278,053
 Payable to related  - Note 4                                  -
 Accrued payroll                                               -
 Other liabilities                                    $     61,848
                                                      ------------

         Total Current Liabilities                    $  1,148,574
                                                      ------------
NON-CURRENT LIABILITIES
 Mortgage payable - Note 3                            $     27,000
                                                      ------------
         Total Non-Current Liabilities                $     27,000
                                                      ------------
COMMITMENTS AND CONTINGENT
         LIABILITIES - Note 10 and Note 11            ------------
         Total Liabilities                            $  1,175,574
                                                      ------------
MINORITY INTEREST IN SUBSIDIARY - Note 2              $    673,073
                                                      ------------
SHAREHOLDERS' EQUITY - Notes 1, 5, 6, and 7
Preferred stock, $.001 par value;
         authorized 2,000,000 shares, issued
         and outstanding February 28, 1997,
       Series A,1,198,281 shares                               -
       Series B, 5 shares                                      -
 Class A common stock, $.001 par value;
         authorized 50,000,000 shares, issued
         and outstanding 15,808,710 shares at
         February 28, 1997
 Class B common stock, $.001 par value;
         authorized 50,000,000 shares, issued
         and outstanding 4,437,473 shares at
         February 28, 1997                                   4,071
 Class C common stock, $.001 par value;
         authorized 50,000,000 shares, issued
         and outstanding at February 28, 1997,
         none                                                  -
 Additional paid-in capital                           $ 15,408,967
 Accumulated deficit                                   ($8,883,900)
 Treasury stock, Class A,16,785 shares
         at February 28, 1997; Class B,
         16,785 shares at February 28,1997                  (9,101)
                                                      ------------
         Total Shareholders' Equity                   $  6,528,958
                                                      ------------
         Total Liabilities and
           Shareholders' Equity                       $  8,377,605
                                                      ------------

                               POWERTEL USA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED February 28, 1997 and February 29, 1996
                                   (UNAUDITED)

                                                  FEBRUARY 28,        FEBRUARY 29,
                                                      1997                1996
                                                  -----------         -----------
REVENUES                                          $ 1,452,867         $ 1,697,258
COSTS AND EXPENSES - Note 11
 Cost of operations                               $ 1,009,163             543,149
 Depreciation and amortization                    $   112,913
         - Note 1                                                          66,375
 Provision for obsolescence - Note 1                      -               462,527
 Professional fees                                                        372,148
 General and administrative                       $ 1,652,052             758,015
                                                  -----------         -----------
         Total Costs and Expenses                 $ 2,774,128           2,897,988
                                                  -----------         -----------
OTHER INCOME AND (EXPENSES)
 Interest income                                  $     1,313               8,198
 Other income                                             -                24,130
 Gain on disposition of assets                     (1,783,300)            610,299
 Loss from partnership interests                          -               (46,015)
 Interest expense                                     (26,584)            (19,767)
                                                  -----------         -----------
         Total Other Income and (Expenses)         (1,808,571)            576,845
                                                  -----------         -----------
 (Loss) before Taxes                               (3,129,832)                -
 Provision for Income Taxes - Note 8                        0                 933
                                                  -----------         -----------
         Net (Loss)                               $(3,129,832)        $(1,770,654)
                                                  ===========         ===========
 Net (Loss) Per Share-Notes 1 and 6               $     (0.07)        $     (0.03)
                                                  ===========         ===========

The accompanying notes are an integral of these consolidated statements.

                               POWERTEL USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED February 28, 1997 AND February 29, 1996
                                   (UNAUDITED)

                                                   FEBRUARY 28,        FEBRUARY 29,
                                                       1997                1996
                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                        $(3,129,832)        $  (628,638)
 Adjustments to reconcile:
         Depreciation and amortization                 115,410              66,375
         Reserve for obsolescence                          -               462,527
         (Gain) on disposition of
      Assets, net                                          -              (610,299)
         Equity in loss from partnership
          interests                                        -                46,015
         Stock issued to
          directors/officers/employee                      -                18,362
         Stock issued for services                         -                50,000
         Minority interest in subsidiary's
          earnings and (losses)                        (32,357)            (67,802)
         Changes in assets and liabilities:
         (Increase) decrease in receivables           (270,017)            111,126
          Decrease in receivables from
           related                                         -                37,500
          (Increase) decrease in inventory              (1,702)            (10,312)
          (Increase) decrease in deposits
           and prepaids                            $   114,549               6,437
          Decrease in other assets                         -                10,035
          Increase in accounts payable             $   621,218              42,314
          Increase (decrease) in accounts
           payable to related                          (37,965)            (20,156)
          Increase (decrease) in
           other liabilities                           (63,493)             26,532
          (Decrease) in liabilities subject
           to compromise                               (43,207)            (41,773)
                                                   -----------         -----------
           Net Cash Provided (Used) in
             Operating Activities                  $(2,727,396)        $  (501,757)
                                                   -----------         -----------

                                           FEBRUARY 28,     FEBRUARY 29,
                                              1997             1996
                                            --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property
  and equipment                                  -            585,512
 Forfeited non-refundable deposit on
  offer                                          -             25,000
 Purchase of property and equipment         (323,149)         (35,130)
 Advances to and investments in
  partnerships                                (2,731)         (70,438)
                                            --------         --------
         Net Cash Provided (Used) in
           Investing Activities             (325,880)         504,944
                                            --------         --------

                               POWERTEL USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED February 28, 1997 AND February 29, 1996

                                                        FEBRUARY 28,        FEBRUARY 29,
                                                            1997                1996
                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on financing                            (99,763)
 Proceeds from new financing                                247,324              41,182
 Proceeds from cash sales of
 common stock                                             3,777,358             149,752


 Contribution from (payment to)
 minority interest                                            7,000                 -


 Cash dividends - Note 10                                       -                   -
                                                        -----------         -----------
         Net Cash Provided (Used) in
           Financing Activities                           4,031,682              91,171
                                                        -----------         -----------
         Net Increase (Decrease) in Cash                    (21,621)             94,358

CASH, Beginning of Year                                     132,243              37,885
                                                        -----------         -----------
CASH, End of Year                                       $   110,622         $   132,243
                                                        -----------         -----------
                                                        -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid - Note 12                                 $(unknown)         $    19,737
                                                        -----------         -----------
                                                        -----------         -----------
 Taxes paid through payments on liabilities
         subject to compromise - Note 12                 $(unknown)         $    41,773
                                                        -----------         -----------
                                                        -----------         -----------


The accompanying notes are an integral of these consolidated statements.

                               POWERTEL USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED February 28, 1997 AND February 29, 1996

                                                 CLASS A COMMON                CLASS B COMMON         PREFERRED STOCK
                                      -----------------------------------   --------------------  -----------------------
                                         NUMBER                               NUMBER                 NUMBER
                                           OF                                   OF                     OF
                                         SHARES       AMOUNT   SUBSCRIBED     SHARES      AMOUNT     SHARES      AMOUNT
                                      -----------    --------  ---------- ----------     -------    ---------   -------

BALANCES, February 28, 1995           5,558,798     $ 5,559    $   -      3,476,875      $3,477        -         $ -
  Shares issued for cash - Note 6       442,867         443        -           -           -           -           -
  Shares issued for services - Note 6   612,573         612        -           -           -           -           -
  Shares issued for asset
     acquisition - Notes 2 and 6           -           -           -           -           -           -           -
  Stock dividends at market
     value - Note 6                     895,243         895        -        548,043         548        -           -
  Transfer of surplus for stock
     dividend                              -           -           -           -           -           -           -
  Stock subscribed - Note 6                -           -        250,000        -           -           -           -
  Cash dividend - Note 10                  -           -           -           -           -           -           -
  Net (loss) for the year ended
     February 29, 1996                     -           -           -           -           -           -           -
                                      ---------     -------    --------   ---------      ------    --------      ------
BALANCES, February 29, 1996           7,509,481       7,509     250,000   4,024,918       4,025        -           -
  Shares issued for cash - Note 6       333,333         333    (250,000)       -           -           -           -
  Shares issued for services - Note 6   145,842         146        -           -           -           -           -
  Stock dividends at market
     value - Note 6                     819,829         820        -        412,555         412        -           -
  Transfer of surplus for stock
     dividend                              -           -           -           -           -           -           -
  Net (loss) for the year ended
     February 28, 1997                     -           -           -           -           -           -           -
                                      ---------     -------    --------   ---------      ------    --------      ------
                                      8,808,485     $ 8,808    $   -      4,437,473      $4,437        -         $ -
                                      ---------     -------    --------   ---------      ------    --------      ------
                                      ---------     -------    --------   ---------      ------    --------      ------

                                        ADDITIONAL                                      TOTAL
                                         PAID-IN       ACCUMULATED     TREASURY      SHAREHOLDERS'
                                         CAPITAL         DEFICIT         STOCK          EQUITY
                                       -----------    ------------     ----------    -------------

BALANCES, February 28, 1995           $10,060,347    $(3,252,174)     $(230,789)    $6,586,420
  Shares issued for cash - Note 6         273,930           -              -           274,373
  Shares issued for services - Note 6     971,818           -              -           972,430
  Shares issued for asset
     acquisition - Notes 2 and 6             -              -           222,267        222,267
  Stock dividends at market
     value - Note 6                     1,057,940     (1,059,383)          (331)          (331)
  Transfer of surplus for stock
     dividend                          (1,059,383)     1,059,383           -              -
  Stock subscribed - Note 6                  -              -              -           250,000
  Cash dividend - Note 10                 (90,213)          -              -           (90,213)
  Net (loss) for the year ended
     February 29, 1996                       -        (1,770,654)          -        (1,770,654)
                                      -------------   ------------     ---------    ------------
BALANCES, February 29, 1996            11,214,439     (5,022,828)        (8,853)     6,444,292
  Shares issued for cash - Note 6         247,331           -              -            (2,336)
  Shares issued for services - Note 6      68,216           -              -            68,362
  Stock dividends at market
     value - Note 6                       802,321       (803,553)          (248)          (248)
  Transfer of surplus for stock
     dividend                            (803,553)       803,553           -              -
  Net (loss) for the year ended
     February 28, 1997                       -          (628,638)          -          (628,638)
                                      -------------   ------------     ---------    ------------
                                      $11,528,754    $(5,651,466)     $  (9,101)    $5,881,432
                                      -------------   ------------     ---------    ------------
                                      -------------   ------------     ---------    ------------

The accompanying notes are an integral of these consolidated statements.

                               PowerTel USA, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     February 28, 1997 AND February 29, 1996

NOTE 1 - Organization and Summary of Significant Accounting Policies:

         PRINCIPLES OF CONSOLIDATION:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Yerington Acquisition Company, Inc., a Nevada corporation and Combustion Energy Company, a Nevada company.

         ORGANIZATION AND OPERATIONS:

         PowerTel USA, Inc. ("the Company") was organized on December 2, 1982, and incorporated under the laws of Delaware on December 20, 1982, under the name Munson Geothermal, Inc. Pursuant to an action of the Board of Directors, the Company's name was changed to Nevada Energy Company, Inc. on December 3,
1990. Subsequently, the Company's name was changed to PowerTel USA, Inc. on January 21, 1997. The Company is currently in Chapter 11 bankruptcy, operating under an order for debtor-in-possession. The Company is preparing a plan of re-organization. (SEE, PLAN OF RE-ORGANIZATION)

         IDLE POWER GENERATION EQUIPMENT:

         Idle power generation equipment includes ten Ormat power plants capable of producing up to an estimated maximum 3,700 KW average output and the relocated Raft River Power Plant with an estimated capacity of up to 7,200 KW of output. Total net book value of these assets is $5,226,063. A May 1996 appraisal of these assets determined the fair market value to be $5.7 million.

         DEPRECIATION AND AMORTIZATION:

         The Company provides for depreciation of furniture and office equipment utilizing straight-line and accelerated methods over the useful lives of three to seven years beginning when assets are placed in service.

         Idle geothermal power generation equipment was adjusted to the lower of cost or appraisal value at February 29, 1992. Subsequently, provisions for obsolescence have been provided based on the remaining economic life estimated to be eighteen years at that time. Based on the May 1996 appraisal, an additional $83,288 of obsolescence was provided on the Ormat power plants reducing their net book value to the then appraisal value of $2,700,000.

         NET INCOME (LOSS) PER COMMON SHARE:

         The net income (loss) per common share is computed based upon the weighted average number of shares of Class A Common Stock outstanding during each period. Shares issued as dividends (Notes 6 and 12) have been treated as issued at February 28, 1993. Weighted average shares of Class A Common Stock outstanding were 8,808,485 in the year ended February 28, 1997 and 1,463,451 in the year ended February 29, 1996. Shares issuable upon exercise of warrants or options are excluded from the computation since the effect of their inclusion would be antidilutive. Shares of Class B Common Stock are excluded from the computation since Class B shareholders do not participate in the earnings of the Company.

BUSINESS SEGMENT INFORMATION

    COMBUSTION ENERGY COMPANY

         The Company formed a wholly-owned subsidiary, Combustion Energy Company, Inc. ("CEC"), a Nevada corporation, on February 12, 1993 for the purpose of being a general partner of Oreana Power Partners ("OPP") (See OREANA POWER PARTNERS below). The Company is also a limited partner in OPP.

         On November 30, 1994, the Company caused CEC to merge with Herth Printing and Business Supplies, Inc. ("Herth"), in exchange for Class A Common Stock of the Company. The Company, through its ownership of CEC, owned 100% of the post-merger business and consolidated the financial results of CEC in its reported results. In an agreement entered into on September 1, 1996, the Company exchanged its interest in CEC, and thereby Herth, in a transaction which included the reacquisition of all right, title and interest in the Company's then outstanding Class B Common shares, which was later the subject of a settlement agreement between NEP, NEPC and the Company (see NEP Settlement Agreement).

    SAN JACINTO POWER CORPORATION

         San Jacinto Power Corporation, a Nevada Corporation, ("SJPC") was formed on December 15, 1993. The Company contributed 222,267 shares of its Class A Common Stock, valued at $222,267, based on 50% of market price at the time of issue due to resale restrictions imposed pursuant to Rule 144, and total cash of $275,055 in exchange for its 50.01% ownership interest in SJPC. The New World Power Corporation ("New World") contributed 48,000 shares of its Common Stock, with market value of $516,000 at time of issue, to SJPC. On February 10, 1994, New World contributed cash of $149,970 to SJPC and delivered a balance of cash of $124,975 on March 8, 1994. New World's contribution of Common Stock and cash of $274,945 to SJPC were in exchange for its 49.99% ownership interest in SJPC.

         The Company and New World subsequently engaged in negotiations to acquire, and did acquire, the operating assets of Smith Wind Energy Company and six affiliated limited partnerships know collectively as Triad. The purchase price of $1,038,029 was equal to the agreed value of the shares plus assumed liabilities totaling approximately $293,957 for long-term secured debt and certain delinquent property taxes.

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
                                                     ----------

         The Company managed the operations of San Jacinto Power Corporation and the wind farm until June 27, 1997. On June 27, 1997 the sale of the Company's 50.01% interest in its consolidated subsidiary, San Jacinto Power Corporation, was completed by the court appointed bankruptcy trustee. The Company's interest, represented by 50,010 shares of common stock, was sold at bid for $200,000 cash. The successful bidder, SeaWest Corporation of San Diego, CA also agreed to pay all outstanding debts of San Jacinto Power Corporation, estimated in excess of $175,000.

         In its most recently filed financial report, the 10-QSB for the quarter ended November 30, 1996, the Company had reported consolidated San Jacinto Power Company assets of approximately $1,105,986, consolidated liabilities of approximately $159,287 and minority interest of $632,720. The transaction will result in a reported net loss of approximately $113,979.

         At the time of the sale, San Jacinto Power Corporation ("SJPC") was one of two operating properties held by the Company. SJPC is not included in the current financial statements.

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

NEVADA ENERGY PARTNERS - I

         In February 1991, the Company received a 60% interest as a limited partner in Nevada Energy Partners 1, a Nevada limited partnership (NEP-I, LP), which holds a 31.66% interest in the equity of Nevada Geothermal Power Partners ("NGPP"). NGPP is a Nevada limited partnership whose general partners are Hot Springs Power Company and NEP-I LP. The Company issued a total of 3,476,875 shares of Class B Common Shares for this interest. The shares were valued at par of $0.001 per share as there is no market for these shares and there was no other basis for valuing the interest acquired. An additional 548,043 shares were issued to NEP-I LP in conjunction with the Company's 5% stock dividends made in July and October 1994 and January 1995. Class B Common Shares have full voting rights, but have no cash dividend participation. In a transaction completed on September 1, 1996, the Company exchanged its interest in NEP-I LP together with its interest in Combustion Energy Company, Inc. (a previously wholly owned subsidiary) for all right title and interest in the Company's Class B Common Shares held by NEP-I, LP. Pursuant to a settlement agreement entered into December 1, 1997, the 99% of all NEP gains resulting from the sale of NGPP's interests in BPP from 1995 to date were allocated to the Company, together with all outstanding Class B Common Stock and Class B Common Stock rights to future issuances, in consideration of the Company's issuance of new common shares pursuant to the Company's Plan of Reorganization.

         The Company's interest in NEP-I LP was valued at $3,080 based on the par value of the shares issued, less amounts recorded as treasury stock due to the Company's then effective ownership of 60% of the Class B Shares held by NEP-I LP, plus subsequent cash investments, less estimated partnership losses.

         As a general partner of NGPP, NEP-I LP had been entitled to a share in NGPP's distributable cash flow. As a general partner in Brady Power Partners ("BPP"), NGPP held a fifty percent (50%) ownership interest in the completed Brady project and was also entitled to receive project development fees and a share of BPP's distributable cash flow. BPP was a Nevada general partnership whose general partners were NGPP and ESIBH Limited Partnership, a Delaware limited partnership. The Company had been entitled to receive sixty percent (60%) of NEP-I LP's distributable cash flow. There has been no cash available for distribution through February 28, 1997.

         On May 8, 1995, NGPP sold its 50% interest in the Brady Power Project for approximately $5.5 million dollars. NGPP has received net cash distributions of approximately $4.3 million dollars. The Company received $508,018 in July 1995 as a return of its share of the distribution of theses proceeds. The balance due of $77,493 was recorded as a receivable. However, the receivable has subsequently been charged to bad debts as it is believed to be uncollectible. As a result of the Settlement Agreement with NEP, the Company has adjusted its gains upward to reflect the assumption of 99% of all gains from NEP, from January 1, 1995 to the present.

OREANA POWER PARTNERS

         Oreana Power Partner ("OPP") is a limited partnership which was formed in February 1993 for the purpose of developing and financing gas turbine electricity generating facilities to provide power to Sierra Pacific Power Company ("Sierra") pursuant to power sales contracts to be obtained. The Company is a limited partner and its interest is valued at $46 based on its initial cash investment, less expenses and returned capital. The general partners of OPP are Energy Development Associates ("EDA", a Nevada corporation and a wholly-owned subsidiary of Geothermal Development Associates) and CEC, a wholly-owned subsidiary of the Company. EDA is the Managing General Partner and CEC is the Financial General Partner. Geothermal Development Associates is a privately owned Nevada company, not related to the Company. This company has been dissolved.

YERINGTON ACQUISITION COMPANY, INC.

         Yerington Acquisition Company, Inc. ("YAC"), a Nevada corporation was formed on December 8, 1994 for the purpose of acquiring the assets of Tad's Geothermal, a non-related owner/operator of a geothermal power generating facility located near Yerington, Nevada. The acquisition was not completed. In December 1995, the Company transferred all of its right title and interest in 10 Ormat power generating units (classified as idle power generating equipment in the financial statements) to YAC. In April 1995, the Company entered into an agreement through a non-binding letter of intent, to transfer, through merger with YAC, to Pollution Controls International, all of its right title and interest in the 10 Ormat units together with any remaining interest in acquiring the assets of Tad's. Aggregate consideration to be received by the Company, in the form of convertible preferred stock and convertible debt would exceed the net book value of the assets.

CENTRAL COMMUNICATIONS CORPORATION

         Central Communications Corporation ("CCC"), a Nevada corporation, was formed for the purpose of acquiring interests in the telecommunications business. On May 21, 1996, the Company announced that it had signed a binding letter of intent to acquire, through CCC, all of the outstanding shares of Telecom Technologies, Inc. ("TTI"), an Oregon corporation, and certain other related assets. The terms of the acquisition provided for the payment of $500,000 in cash and issuance of 2,000,000 Class A Common Shares. The Company advanced to CCC $492,000 in cash in the quarter ended August 31, 1996 in anticipation of the completion of the acquisition. The acquisition was completed on June 21, 1996, however, it was subsequently reversed. Certain shareholders have filed an action in Delaware in an attempt to recover some or all of the Company's investment. There is no assurance that such recovery will occur.

NOTE 3 - Short-Term Borrowings and Mortgage Payable:

         There is no short-term borrowing as of February 28, 1997. The Company's subsidiary, Combustion Energy Company, which operates as Herth Printing and Business Supply, has long term debt (8 years) on the purchase of a printing press in May, 1996. Monthly payments are $4,218 with an interest rate of 9.75%.

NOTE 4 - Related Transactions:

         During the year ended February 29, 1996, San Jacinto Power Corporation (then the Company's majority owned consolidated subsidiary) received services under a maintenance agreement from The New World Grid Power Company. The New World Grid Power Company is a wholly owned subsidiary of The New World Power Company, the minority owner of San Jacinto Power Corporation. Services provided included repair and maintenance, refurbishment and on-site operations oversight and were valued at approximately $296,511. A balance of $37,965 was payable to the New World Grid Power Company for the services as of February 28, 1997.

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

         On May 1, 1996, the Company entered into an agreement providing for the issuance of 1,960,745 Series A Preferred Shares at $2.50 per share to Golden Chance Limited ("Golden Chance"), an Isle of Man private company limited by shares. The terms of the Series A Preferred Shares provide that no dividends of any kind or nature shall be paid or declared. Series A Preferred Shares have a right to convert to the Company's Class A Common Shares. Liquidation preference rights of Series A Preferred Shares are limited to the par value of $.001 per outstanding share. Voting rights for each Series A Preferred Share are equal to all classes of common stock. The Company accepted a note in the amount of $4,899,988 payable over a one year period as consideration for issuance of the Series A Preferred Shares. The present value of this note has been offset against paid-in equity in the accompanying financial statements. The Series A Preferred Shares are to be held in escrow until payment is received. Golden Chance retains the right to vote the escrowed shares. On May 1, 1996, the Company also entered into an agreement providing for the issuance of 5 Series B Preferred Shares at $2.50 per share to four of the five directors of the Company. Terms of the Series B Preferred Shares provide that no dividends of any kind or nature shall be paid or declared. Series B Preferred Shares have a right to convert to the Company's class A Common Shares. Liquidation preference rights of Series B Preferred Shares are limited to the par value of $.001 per outstanding share. Holders of Series B Preferred Shares have the right to appoint a temporary director in the event that Golden Chance defaults in the payment of the first $500,000 on its purchase of Series A Preferred Shares.

         Alleged payments totaling $1,320,745, net of related expenses for the Series A Preferred Shares, had been received as of February 28, 1997 and under the terms of the agreement 762,464 preferred shares had been converted to

4,847,844 Class A Common Shares. The balance of the shares were converted to Class A Common Stock on the instruction of the Board of Directors. The payment of the $1,960,745 is alleged to have been fraudulent.

         At February 28, 1997, there were 16,058,715 Series A and 5 Series B Preferred Shares issued and outstanding.

NOTE 6 - Class A and Class B Common Stock:

         The Company issued 222,267 shares of Class A Common Stock to its subsidiary San Jacinto Power Corporation to be used by San Jacinto in the acquisition of certain Assets (see Note 2). The shares were valued at $222,267 and were recorded as treasury shares at February 28, 1994 as the proposed acquisition had not been consummated at that time. Upon consummation of the acquisition in June 1994, the shares were removed from treasury and issued.

         In the year ended February 28, 1997, 333,333 shares of Class A Common Stock were issued for cash in the amount of $250,000, and 145,842 shares of Class A Common Stock were issued for services valued at $68,216, including 106,670 shares issued to directors in lieu of cash for annual fees and 39,172 shares issued to officers and an employee as bonuses.

         In the year ended February 29, 1996, 442,867 shares of Class A Common Stock were issued for cash in the amount of $274,373, and 612,573 shares of Class A Common Stock were issued for services valued at $972,430, including 27,500 shares issued to directors in lieu of cash for annual fees and 18,230 shares issued to officers and an employee as bonuses.

         Included in the shares issued for services on December 27, 1994, the Company issued 500,000 shares of its Class A Common Stock registered under the Form S-8 filed August 2, 1994, and having Registration No. 33-82318. The shares were valued at $1.75 per share based upon the closing NASDAQ price of the Company's common stock on June 24, 1994. These shares were for services provided under an agreement dated June 27, 1994, and were later substantially voided pursuant to the order of the Federal Bankruptcy Court entered September 15,1998.

         In conjunction with its acquisition of Herth Printing and Business Supply, the Company issued 641,784 shares of its Class A Common Stock during the year ending February 29, 1996, in exchange for all of the outstanding shares of HPBS. The Company's shares were valued at $.6582 per share based on the value of the net assets acquired. These shares were treated as if issued on February 28, 1993. The Company subsequently disposed of its interest in Herth Printing and Business Supply in a transaction completed on September 1, 1996.

         On February 16, 1995, the Company entered into an agreement for the sale of 333,333 shares of restricted Class A Common Stock at a price of $0.75 per share for a total sale price of $250,000. Payment of $100,000 was received prior to February 29, 1996, with the balance being received subsequent to that date (Note 12).

         On December 20, 1994, the Company entered into two (2) irrevocable subscription agreements for the sale of 500,000 Class A Common shares at a purchase price of $2.00 per share. The agreements, which provided for payment within 60 days of the execution, were extended to September 20, 1995. The subscribers subsequently failed to fulfill their obligation under the agreement.

         In the year ending February 28, 1995, stock dividends of 5% on Class A and Class B Common Stock were declared for shareholders of record as of July 11, 1994, October 3, 1994, and January 20, 1995. The aggregate shares issued are 895,243 Class A and 548,043 Class B, respectively.

         The Company filed an S-3 (SEC File No. 333-7513) for the registration of 9,194,282 shares of Class A Common Stock on July 26, 1996. The purpose of the registration was for shares that had been previously purchased under private placements over the preceding two years and to cover shares to be issued in conjunction with the acquisition of TTI (Note 1, Central Communications Corporation) and shares to be issued in conversion of Series A Preferred Shares to be acquired by Golden Chance (Note 5, Preferred Stock). A total of 7,152,381 net new shares were issued under this registration.

         The Company filed an S-8 registration (Number 333-18621) with the Securities and Exchange Commission on December 23, 1996, which provided for the issuance of up to 3,000,000 shares of Class A Common Stock pursuant to the Company's informal consulting/compensation plan. Subsequently, at the instruction of the Board of Directors, and after the implementation of the one-for-six reverse split applied to shares outstanding at January 21, 1997, the full number of shares were issued on an unrestricted basis.

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

NOTE 7 - Stock Option Plans:

         On December 29, 1993, the Company adopted the 1993 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 25,000 shares of the Company's Class A Common Stock or a total of 125,000 shares at a price of $2 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2001. No options have been exercised through February 28, 1995.

         On June 27, 1994, the Company adopted the 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 12,500 shares of the Company's Class A Common Stock or a total of 62,500 shares at a price of $1.625 per share, equal to the market price of the stock at the date of grant. The option is exercisable until May 31, 2002. No options have been exercised through February 29, 1996.

         On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002. No options have been exercised through February 28, 1995.

         On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 shares of the Company's Class A Common Stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003. No options have been exercised through February 28, 1997.

         On June 28, 1994, the Company's Board of Directors adopted an Employee and Consultant Stock Option Plan (the "Plan") and registered the shares available under the Plan on Form S-8 in accordance with the Securities Act of 1933 filed August 2, 1994, having Registration No. 33-82318. The purpose of the Plan is to provide compensation for services rendered to the Company and to promote the success of the Company by providing "Eligible participants" (employees and consultants) with incentives for performance on behalf of the Company. The Plan is accomplished by providing for the granting of options to purchase Class A Common Stock to eligible participants. The Board of Directors may suspend or terminate the Plan at any time, but no such action shall adversely affect the rights of any person granted an option under the Plan prior to that date of suspension or termination. The maximum number of shares available for option under the Plan are 1,125,000 Class A Common, subject to adjustment by reason of reorganization, merger, consolidation, recapitalization, dividends, stock split, changes in par value and the like occurring or effective while any such shares of Class A Common Stock are subject to the options under the Plan. During 1995, 500,000 shares were exercised at a price of $1.75 per share. There were no options outstanding as of February 29, 1996 under this Plan. This plan was voided pursuant to the order of the Federal Bankruptcy Court entered September 15, 1998.

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


         Property and equipment due to differences
         in depreciation and reserve for obsolescence              $   809,795
         Net operating loss carry forward                            2,637,611
         Energy credit carry forward                                         -
                                                                   -----------
         Total deferred tax asset                                    3,443,406
         Valuation allowance                                        (3,443,406)
                                                                   -----------
         Net deferred tax asset                                    $         -
                                                                   ===========

         During the year ended February 28, 1997, the Company's potential deferred tax asset has increased by $890,665 and the valuation account has been increased accordingly.

         No provision for Federal income taxes was recorded during the years ended February 28, 1997 and February 29, 1996 due to the net losses of the Company.

         As of February 28, 1997, the Company had Federal income tax loss carryforwards available to offset future taxable income for income tax purposes of $6,140,428 which expire in 2006 through 2010.

         The Company has no energy credit carryforwards as of February 28, 1997.

NOTE 9 - Supplemental Noncash Investing and Financing Activities:

         During the year ended February 29, 1996, 145,842 shares of Class A Common Stock were issued for compensation of $68,216 to certain officers, directors and an employee.

NOTE 10 - Commitments and Contingencies:

         The Company's wholly owned subsidiary CCC, has entered into a long-term lease for office space in Santa Barbara, California. The Company occupied the space for approximately three months in the fiscal year ended February 28,1997.The space has been vacated and the landlord had filed suit for recovery of earned rents of $64,687, interest thereon, costs and damages. Estimated payments on the original terms of the lease as of February 28, 1997 are as follows:

                   1997                              $  228,408
                   1998                                 228,408
                   1999                                 228,408
                   2000                                 228,408
                   2001                                 152,272
                                                     -----------
                   Total                             $1,065,904
                                                     ===========

The claim for payment by the lessor against the Company has been withdrawn in its entirety.

NOTE 11 - Chapter 11 Proceeding

         On February 13, 1997, creditors of the Company, petitioned the Federal Bankruptcy court to have the Company placed in involuntary Bankruptcy under Chapter 11 of Federal Bankruptcy Law. Immediate injunctive relief was granted. A preliminary hearing was held in Reno on March 3, 1997 and the court appointed Mr. Barry L. Solomon as Trustee, which effectively transferred formal control of the Company from the then management to the Trustee. A formal order confirming the bankruptcy was issued on April 7, 1996.

   Thereafter, the Company's Board of Directors was reconstituted and new officers were reinstituted. A petition for Debtor-in-Possession was filed. The hearing was held on September 4, 1997, and the court approved the petition. The Company has been operating since that date as a Debtor-in-Possession and in preparing a plan of reorganization.

CHANGES IN ACCOUNTANTS

         The Company's accountants, Deloitte & Touche ("Deloitte") resigned on March 23, 1994, and were replaced by Certified Public Accountants Kafoury Armstrong & Company.

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

NOTE 12 - Incomplete Records


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

         The appointment of Kafoury, Armstrong & Company as auditors was subsequently ratified by vote of the shareholders in 1994 and 1995 and 1996.

         On February 20, 1997, the Company was notified by its auditors, Kafoury, Armstrong and Company of Reno, NV that they were withdrawing as the Company's independent auditors, a relationship which they had enjoyed since April 1994. They simultaneously withdrew their consent to inclusion of their audit report in the Company's financial statements as of and for the period ended February 29, 1996, and in the S-8 Registration filed with the Securities and Exchange Commission on December 23, 1996.

         Their resignation expressed concern over pending litigations against the Company as set forth in its quarterly report (10KSB November 30,1996) the Company's apparent inability or unwillingness to meet its obligations to Kafoury, and the Company's failure to pay its outstanding obligations to Kafoury, including making good on a dishonored check in the amount of $23,850.

         There were no disputes over accounting matters.

         The Company has not appointed new auditors at this time.

         The Company is unable to provide comparable financial information regarding the amount of interest and taxes paid for years ended February 28, 1997, and February 29, 1996, due to the pendency of the Chapter 11 proceeding and the absence of accurate and complete books and records for the period May 1, 1996, through February, 1997.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

The current Directors of the Company as of November 30, 1998, are as follows.

Richard A. Cascarilla
Director since May, 1997
Age 46

Jeffrey L. Hartman
Director since September 15, 1998
Age 45

Michael R. Kassouff
Director since December, 1996
Age 41

The Directors of the Company as of February 28, 1997, are listed below.

--------------------------------------------------------------------------------

Name, Principal Occupation
During the Last Five Years
and Additional Information

--------------------------------------------------------------------------------
Michael R. Kassouff                                     Director
Chairman of the Board
Age 41
Director since 12/96

Mr. Kassouff is a former director of the Company having served from July 1991 to May 1996. Mr. Kassouff is currently one of the owners of Guaranteed Builders Co. in Houston, Texas.

--------------------------------------------------------------------------------
Peter Cannell, BA                                       Director
Director and Secretary of Directors
Director since 5/96
Resigned 5/9/97

Mr. Cannell is a graduate of the University of Glasgow and an Associate of the Institute of Chartered Secretaries & Administrators.

--------------------------------------------------------------------------------
Charles Cain                                            Director
Director since 5/96
Resigned 5/9/97

MA-ACIB, is a graduate of Cambridge University and was the founder of the corporate and management trust firm formerly known as Charles Cain & Company. Mr. Cain is an affiliate of the American Bar Association, member of the American Tax Institute in Europe and member of the Offshore Institute.

--------------------------------------------------------------------------------
John C. Goold                                           Director
Director since 5/96
Resigned 9/26/96

         Mr. Goold is a private investor specializing in research and development with energy companies, computer technology and telecommunications in Asian, European and United States capital markets.

         The Company's Certificate of Incorporation was amended in 1990 to provide that the number of directors will be no less than three (3) and no more than seven (7), with a board size of five(5)until that number is changed by the board of directors.


                               EXECUTIVE OFFICERS

         Presented below are the names, ages and positions held during the past five years of the Company's executive officers as of November 30,1998.

--------------------------------------------------------------------------------
Name                                        Age      Position
--------------------------------------------------------------------------------
Richard A. Cascarilla, Esq.                 46       Secretary and Treasurer
11/20/90 to 9/26/96
5/19/97 to Present                                   President

Michael Kassouff                            41       Secretary
9/24/97 to Present

Jeffrey E. Antisdel                         42       President
11/20/90 to 9/26/96

Stefan Tevis                                44       President
9/26/96 to 1/23/97

Kenton Bowers                               57       Secretary
9/26/96 to 12/18/96

Pattison Hayton III                         46       President
1/23/97 to 5/19/97

Kevin Quinn                                 51       Secretary
12/18 to 5/19/97

--------------------------------------------------------------------------------


REPORTS UNDER SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires directors, officers and persons who are beneficial owners of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of their ownership of the Company's securities and change in that ownership. To the Company's knowledge, based upon review of the copies of reports filed with the Commission with respect to the fiscal year ended February 28, 1997, all reports required to be filed under Section 16(a) by the Company's directors, officers and persons who are beneficial owners of more than 10% of the Company's Common Stock have been timely filed.

                             EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors are entitled to receive annual compensation of $10,000 paid quarterly and $500 for each Board of Directors meeting attended in person, plus related travel expenses to meetings.

         On January 14, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 17,500 shares of the Company's Class A Common Stock or a total of 87,500 shares at a price of $0.9375 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2002, and no options have been exercised through February 29, 1996.

         On December 31, 1995, the Company adopted an additional 1994 Directors' Stock Option Plan for the Company's directors. Under the terms of this stock option plan, each of the five directors of the Company was granted an option to purchase 30,000 shares of the Company's Class A Common Stock or a total of 150,000 shares at a price of $0.3125 per share, equal to the market price of the stock at the date of grant. The option is exercisable until December 31, 2003, and no options have been exercised through February 28, 1997.

         Pursuant to the Order of Confirmation entered by the Reno Federal Bankruptcy Court of September 15, 1998, the above option grants are rescinded.

                         CHANGE-IN-CONTROL ARRANGEMENTS,
               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

         On February 29, 1996 the Company executed a binding letter of intent with Waterford Trust Company, Limited an Irish corporation ("Waterford"), in which the Company agreed to sell to Waterford or its nominee approximately 2,000,000 shares of Series A preferred shares. On May 1, 1996 the Company announced the completion of this transaction in which Waterford's nominee, Golden Chance, Limited ("Golden Chance"), an Isle of Man private company limited by shares, agreed to purchase 1,960,795 shares of Series A Preferred stock at $2.50 per share and 152,381 shares of Class A common stock at $0.643125 per share. A cash payment for the Class A common shares in the amount of $100,000 and a $4,900,000 promissory note made and delivered by Golden Chance. The promissory note is secured by the corporate guarantee of Waterford Trust Company, Limited, an Irish corporation ("Waterford") and an escrow of the shares of registrants series A preferred shares acquired by Golden Chance.

         The promissory note is requires installment payments. The first installment was payable July 1, 1996 in the amount of $400,000. Subsequent installments of $500,000 are payable every thirty days thereafter until paid in full. The total principal amount of the promissory note was due and payable on April 1,1997. Waterford has guaranteed the obligation of Golden Chance. The Series A Preferred shares acquired by Golden Chance are held in escrow with an escrow agent for the benefit of the registrant. Upon payment of each installment under the promissory note, a portion of the Series A Preferred shares will convert to the registrants class A common stock pursuant to the certificate of designation of the Series A Preferred shares, which is on file with the Delaware Secretary of State. The converted shares will be released from escrow.

         Subsequent to May 1, 1996, cash payments in the amount of $100,000 for the Class A common stock and $780,255 in cash payment on the note secured by the Series A preferred shares was deposited in accounts which were substantially outside the control of the Company's officers. The money deposited in these accounts was substantially diverted or paid to persons who had no legal right to the funds.

         In connection with this agreement, pursuant to a letter agreement ("Letter of Intent") dated February 29, 1996, and conditional to the sale of series A preferred shares, the former control group Chairman, Jeffrey Antisdel, and Director, Richard Cascarilla, voluntarily resigned their respective Board of Director positions, with nominee Directors, Charles Cain and Peter Cannell elected by the Board of Directors. The remaining former members of the Board subsequently resigned and John Goold was nominated to the Board. The active size of the board was reduced from five directorships to three directorships.

         In conjunction with the agreements relating to the change in control, the Company entered into prospective consulting agreements with Mr. Antisdel and Mr. Cascarilla. These two year agreements were to take effect upon termination from the Company as an employee. Mr. Antisdel and Mr. Cascarilla were terminated without cause as President and Secretary respectively on September 26, 1996 due to their intent to make public disclosures of the default by Waterford and

Golden Chance Limited on payments owing to the Company. Subsequently, the Company failed to make payments under the consulting agreements and both Mr. Antisdel and Mr. Cascarilla filed suit with respect to their rights under the agreements, including acceleration of payment. (See "Litigation")









                           [INTENTIONALLY LEFT BLANK.]

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WORLDCALL CORPORATION


Date: March 19, 1999                            /s/ Richard A. Cascarilla
     ------------------------------           ----------------------------------
                                              Richard A. Cascarilla, Director


Date: March 19, 1999                            /s/ Jeffrey L. Hartman
     ------------------------------           ----------------------------------
                                              Jeffrey L. Hartman, Director


Date: March 19, 1999                            /s/ Michael R. Kassouff
     ------------------------------           ----------------------------------
                                              Michael R. Kassouff, Director

                                     PART II

                                    EXHIBITS


(2)     Plan of Acquisition, Reorganization,
        Arrangement, Liquidation or Succession

        A.     Debtor's Second Amended Disclosure Statement,
               filed with the United States Bankruptcy Court,
               District of Nevada, July 24, 1998.............................................   Page

        B.     Debtor's First Amended Plan of Reorganization
               filed with the United States Bankruptcy Court,
               District of Nevada, July 24, 1998.............................................   Page

        C.     Order Approving and Confirming Debtor's First
               Amended Plan of Reorganization, as Revised and
               Amended, issued September 15, 1998............................................   Page

(3)(i)  Articles of Incorporation

        A.     Certificate of Correction of the Restated Certificate
               of Incorporation of Nevada Energy Company, Inc.,
               filed November 25, 1998.......................................................   Page

        B.     Certificate of Correction of the Certificate of Amendment
               to the Certificate of Incorporation of PowerTel USA, Inc.,
               filed November 25, 1998.......................................................   Page

        C.     Certificate of Correction of the Certificate of
               Correction of the Restated Certificate of Incorporation
               of PowerTel USA, Inc., filed November 25, 1998................................   Page

        D.     Certificate of Correction of the Certificate of Correction
               to the Certificate of Amendment of PowerTel USA, Inc.,
               filed November 25, 1998.......................................................   Page

        E.     Certificate of Correction of the Restated Certificate
               of Incorporation of PowerTel USA, Inc.,
               filed November 25, 1998.......................................................   Page

        F.     Certificate of Correction of the Certificate of
               Correction to the Restated Certificate of Incorporation
               of PowerTel USA, Inc., filed November 25, 1998................................   Page

        G.     Certificate of Correction of the Restated Certificate
               of Incorporation of PowerTel USA, Inc.,
               filed November 25, 1998.......................................................   Page

        H.     Certificate of Renewal, Restoration and
               Revival of Certificate of Incorporation of
               Nevada Energy Company, Inc., filed
               November 25, 1998.............................................................   Page

        J.     Restated Certificate of Incorporation of Nevada
               Energy Company, Inc, filed December 15, 1998..................................   Page

(3)(ii) By-Laws

        A.     PowerTel USA, Inc. Amended and Restated
               ByLaws, dated November 25, 1998. .............................................   Page

(4) Instruments Defining the Rights of Security Holders, including Indentures

        A.     Stock Option and Purchase Agreement between
               Richard A. Cascarilla and Nevada Energy
               Company, Inc., dated December, 1998...........................................   Page

        B.     Stock Option and Purchase Agreement between
               Jeffrey Modesitt and Nevada Energy
               Company, Inc., dated December, 1998...........................................   Page

        C.     Stock Option and Purchase Agreement between
               Michael Kassouff and Nevada Energy
               Company, Inc., dated December, 1998...........................................   Page

        D.     Stock Option and Purchase Agreement between
               Jeffrey Hartman and Nevada Energy
               Company, Inc., dated December, 1998...........................................   Page

        E.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Richard
               A. Cascarilla, dated December, 1998...........................................   Page

        F.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Jeffrey
               L. Hartman, dated December, 1998..............................................   Page

        G.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Michael
               Kassouff, dated December, 1998................................................   Page

        H.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Richard
               A. Cascarilla, dated December, 1998...........................................   Page

        I.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Michael
               Kassouff, dated December, 1998................................................   Page

        J.     Stock Option Agreement between
               Nevada Energy Company, Inc. and Lawrence
               Herth, dated December, 1998...................................................   Page

(10)    Material Contracts

        A.     First Amended and Restated Settlement and
               Release Agreement among PowerTel USA, Inc.,
               Nevada Energy Partners I, Nevada Electric Power
               Company, and Sixteen Bahamian Corporations,
               effective December 1, 1997....................................................   Page

               i.      Receipts by Sixteen Bahamian Corporations
                       of Class A Common Stock Pursuant to the
                       Plan of Reorganization of PowerTel,
                       dated March 16, 1998..................................................   .Page

        B.     Settlement and Mutual Release Agreement among
               PowerTel USA, Inc., Viva Telecommunications, Inc.,
               David L. Wallace, Jeffrey Antisdel,  John Vogel, and
               Dean Chamberlain, effective January 25, 1998..................................   Page

        C.     Amended and Restated Agreement for Exchange
               of Stock between David Wallace and PowerTel,
               USA, Inc. Regarding Viva Telecommunications, Inc.,
               effective February 12, 1998...................................................   Page

        D.     Amended and Restated Agreement for Exchange
               of Stock between David Wallace and PowerTel
               USA, Inc. Regarding Diego Tel, Inc.,
               effective February 12, 1998...................................................   Page

        E.     Employment Agreement between PowerTel USA,
               Inc. and Richard Cascarilla, dated August 26, 1998............................   Page

        F.     Employment Agreement between PowerTel USA,
               Inc. and Michael R. Kassouff, dated August 26, 1998...........................   Page

        G.     Telecommunications Services Agreement between
               Viva Servicos, S. de R.L. de C.V. and Diego Tel, Inc.
               effective June 8, 1998 (a portion of this document
               has been redacted because it contains confidential
               information)..................................................................   Page

(11)    Statement re: Computation of Per Share Earnings......................................   Page

(15)    Letter re: Unaudited Interim Financial Information...................................   Not Applicable

(18)    Letter re: Change in Accounting Principles...........................................   Not Applicable

(19)    Report Furnished to Security Holders.................................................   Not Applicable

(22)    Published Report Regarding Matters Submitted
        to Vote of Security Holders..........................................................   Not Applicable

(23)    Consents of Experts and Counsel......................................................   Not Applicable

(24)    Power of Attorney....................................................................   Not Applicable

(26)    Invitations for Competitive Bids.....................................................   Not Applicable

(27)    Financial Data Schedule..............................................................   Unavailable

(99)    Additional Exhibits

        A.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for April, 1997......................................   Page

        B.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for May, 1997........................................   Page

        C.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for June, 1997.......................................   Page

        D.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for July, 1997.......................................   Page

        E.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for August, 1997.....................................   Page

        F.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for September, 1997..................................   Page

        G.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for October, 1997....................................   Page

        H.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for November, 1997...................................   Page

        I.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for December, 1997...................................   Page

        J.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for January, 1998....................................   Page

        K.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for February, 1998...................................   Page

        L.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for March, 1998......................................   Page

        M.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for April, 1998......................................   Page

        N.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for May, 1998........................................   Page

        O.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for June, 1998.......................................   Page


        P.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for July, 1998.......................................   Page

        Q.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for August, 1998.....................................   Page

        R.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for September, 1998..................................   Page

        S.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for October, 1998....................................   Page

        T.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for November, 1998...................................   Page

        U.     PowerTel USA, Inc., 97-30265, Chapter 11,
               Monthly Operating Report for December, 1998...................................   Page